Form 10QSB
period 2004-06-30
SYNERTECK INC
filed 2004-08-16
CIK 1289630

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

                  For the quarterly period ended June 30, 2004

                                       OR

  [   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-50754

                             SYNERTECK INCORPORATED
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                           20-0929024
     --------                                                           ----------
     (State or other jurisdiction of                                   (IRS Employer
     incorporation or organization)                                    Identification No.)

    11585 South State Street, Suite 102
        Draper, Utah                                                          84020
    ------------------------------------                                -----------------
    (Address of principal executive offices)                               (Zip Code)

                            (801) 816-2505 (Issuer's
                            ------------------------
                                telephone number)

--------------------------------------------------------------------------------
            (Former name or former address and former fiscal year, if
                          changed since last report.)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2004, the Company had outstanding 500,000 shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of June 30, 2004.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB




                                    CONTENTS

Balance Sheets............................................................... 4

Statements of Operations..................................................... 6

Statements of Stockholders' Equity (Deficit)................................. 8

Statements of Cash Flows..................................................... 9

Notes to the Consolidated Financial Statements.............................. 11

                             SYNERTECK INCORPORATED
                                 Balance Sheets


                                     ASSETS

                                                                               June 30,            December 31,
                                                                                2004               2003
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents (Note 2)                                      $           53,863  $           7,940
   Accounts receivable, net (Note 2)                                                   13,444              5,095
                                                                           ------------------  -----------------

     Total Current Assets                                                              67,307             13,035
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (Note 2)                                                        20,132              3,119
                                                                           ------------------  -----------------

   OTHER ASSETS

   Receivable - related parties                                                        18,374             16,497
                                                                           ------------------  -----------------

     Total Other Assets                                                                18,374             16,497
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          105,813  $          32,651
                                                                           ==================  =================



   The accompanying notes are an integral part of these financial statements.

                             SYNERTECK INCORPORATED
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                June 30,          December 31,
                                                                                 2004                 2003
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                                        $           23,231  $          12,698
   Accrued expenses                                                                     5,163              1,801
   Income tax payable - related parties                                                 9,580              9,580
                                                                           ------------------  -----------------

     Total Current Liabilities                                                         37,974             24,079
                                                                           ------------------  -----------------

LONG TERM LIABILITIES

   Notes payable                                                                       50,000             -
                                                                           ------------------  -----------------

     Total Long Term Liabilities                                                       50,000             -
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                                 87,974             24,079
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 100,000,000 shares
    authorized, 500,000 shares issued and
    outstanding, respectively                                                             500                500
   Additional paid-in capital                                                            (500)                  (500)
   Retained Earnings                                                                   17,839              8,572
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                              17,839              8,572
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          105,813  $          32,651
                                                                           ==================  =================





   The accompanying notes are an integral part of these financial statements.

                             SYNERTECK INCORPORATED
                            Statements of Operations
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                        June 30,
                                                                            ------------------------------------
                                                                                 2004              2003
                                                                           ------------------  -----------------
NET REVENUES
   Product revenue                                                         $            6,962  $          10,585
   Service revenue                                                                     15,847             22,237
   Related party revenue                                                               28,180             18,000
                                                                           ------------------  -----------------

     Total Net Revenues                                                                50,989             50,822
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                                6,498              4,844
   Cost of sales-service                                                                1,664              2,144
   Cost of sales-related party                                                          3,352              2,435
   General and administrative                                                          18,294              8,342
   Selling and marketing                                                               10,830              6,096
   Research and development                                                             4,570              2,460
                                                                           ------------------  -----------------

     Total Operating Expenses                                                          45,208             26,321
                                                                           ------------------  -----------------

INCOME (LOSS) FROM OPERATIONS                                                           5,781             24,501
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                    (1,293)            -
   Interest income                                                                         67             -
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     (1,226)            -
                                                                           ------------------  -----------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                                   4,555             24,501

PROVISION FOR INCOME TAXES                                                             -                  -
                                                                           ------------------  -----------------

NET INCOME (LOSS)                                                          $            4,555  $          24,501
                                                                           ==================  =================


BASIC NET INCOME (LOSS) PER SHARE                                          $             0.01  $            0.05
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                    500,000            500,000
                                                                           ==================  =================



   The accompanying notes are an integral part of these financial statements.
                                       6

                             SYNERTECK INCORPORATED
                            Statements of Operations
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                           June 30,
                                                                           -------------------------------------
                                                                                 2004              2003
                                                                           ------------------  -----------------
NET REVENUES

   Product revenue                                                         $           18,114  $          12,505
   Service revenue                                                                     29,098             25,513
   Related party revenue                                                               39,930             35,706
                                                                           ------------------  -----------------

     Total Net Revenues                                                                87,142             73,724
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                               12,650              6,098
   Cost of sales-service                                                                8,278              4,787
   Cost of sales-related party                                                          6,727              5,435
   General and administrative                                                          27,201             15,429
   Selling and marketing                                                               14,636             12,683
   Research and development                                                             6,101              5,095
                                                                           ------------------  -----------------

     Total Operating Expenses                                                          75,593             49,528
                                                                           ------------------  -----------------

INCOME (LOSS) FROM OPERATIONS                                                          11,549             24,196
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                    (1,293)            -
   Interest income                                                                        134             -
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     (1,159)            -
                                                                           ------------------  -----------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                                  10,390             24,196

PROVISION FOR INCOME TAXES                                                             (1,123)            -
                                                                           ------------------  -----------------

NET INCOME (LOSS)                                                          $            9,267  $          24,196
                                                                           ==================  =================


BASIC NET INCOME (LOSS) PER SHARE                                          $             0.02  $            0.05
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                    500,000            500,000
                                                                           ==================  =================


   The accompanying notes are an integral part of these financial statements.

                             SYNERTECK INCORPORATED
                  Statements of Stockholders' Equity (Deficit)


                                                                                       Additional
                                                                                          Paid-in          Accumulated
                                                       Shares           Amount            Capital             Deficit
                                                   ---------------  ----------------  ---------------   -----------------

Balance, December 31, 2003                                 500,000           $   500         $  (500)    $         (9,056)

Net income for the year ended
December 31, 2003                                                -                 -                -             17,628
                                                    ---------------  ----------------  ---------------   ----------------

Balance, December 31, 2003                                 500,000               500            (500)              8,572

Net income for the six months ended June 30,
2004 (unaudited)                                                 -                 -                -              9,267

Balance, June 30, 2004 (unaudited)                         500,000           $   500         $  (500)          $  17,839
                                                    ===============  ================  ===============   ================






   The accompanying notes are an integral part of these financial statements.
                                       8

[PG NUMBER]

                              The accompanying notes are an integral part of
these financial statements.

                             SYNERTECK INCORPORATED
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                            For the Six Months Ended
                                                                                                   June 30,
                                                                                   ---------------------------------------
                                                                                          2004                  2003
                                                                                   ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                       $           9,267   $          24,196
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation                                                                               1,308              -

   Changes in operating assets and liabilities:
     Accounts receivable                                                                       (8,349)                715
     Due to/from related parties                                                               (1,877)            (18,000)
     Accounts payable                                                                          10,533                  (3)
     Accrued expenses                                                                           3,362                (645)
                                                                                    -----------------   ------------------

       Net Cash Provided by Operating Activities                                               14,244               6,263
                                                                                    -----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of Property & Equipment                                                          (18,321)             -
                                                                                    -----------------   -----------------

       Net Cash Used in Investing Activities                                                  (18,321)             -
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of long term debt                                                    50,000              -
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                               50,000   $          -
                                                                                    -----------------   -----------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                                                              45,923   $           6,263

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                            7,940               2,839
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          53,863   $           9,102
                                                                                    =================   =================





The accompanying notes are an integral part of these financial statements.
                                       9

                             SYNERTECK INCORPORATED
                       Statement of Cash Flows (Continued)
                                   (Unaudited)

                                                                                          For the Six Months Ended
                                                                                                June 30,
                                                                                    ---------------------------------
                                                                                         2004                2003
                                                                                    ------------        -------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
   Interest                                                                         $          -        $          -
   Income taxes                                                                     $          -        $          -
























   The accompanying notes are an integral part of these financial statements.
                                       10

                             SYNERTECK INCORPORATED
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

[PG NUMBER]

NOTE 1 -       ORGANIZATION AND DESCRIPTION OF BUSINESS

               Synerteck Incorporated (the Company) was incorporated under the laws of the State of Delaware on March 30, 2004, with authorized common stock of 100,000,000 shares and authorized preferred stock of 10,000,000 shares. Both classes of stock have a par value of $0.001 per share.

               The Company was originally formed as Synerteck Incorporated under the laws of the State of Utah on March 2, 2001. The Company determined that its business purpose would be better served if it reincorporated into the State of Delaware (Note 8).

               A wholly owned subsidiary of SportsNuts, Inc., the Company was created to be a technology partner with SportsNuts, Inc. for a variety of organizations, both sports and non-sports related, that require information technology services. These services include website hosting, website design and maintenance, computer hardware leasing, hardware and software programming and configuration, wide area network and local area network configuration, and other related services.

NOTE 2 -       SIGNIFICANT ACCOUNTING POLICIES

               This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The following policies are considered to be significant:

               a.   Accounting Method

               The Company  recognizes  income and expenses based on the accrual
               method  of  accounting.   The  Company  has  elected  a  calendar
               year-end.

               b.   Cash and Cash Equivalents

               Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

               c. Use of Estimates in the Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               d.   Basic Net Loss per Share of Common Stock

               In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic net loss per common share is based on the weighted average number of shares outstanding during the

                             SYNERTECK INCORPORATED
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 2 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

               d. Basic Net Loss per Share of Common Stock (Continued)

               periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of June 30, 2004 and December 31, 2003.

               e. Allowance for Doubtful Accounts

               Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgement. As of June 30, 2004 and December 31, 2003, the allowance for doubtful accounts was $31,612.

               f.   Property and Equipment

               Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.


                                                                Estimated
                                                               Useful Lives
                                                               ------------
                             ComputerEquipment                   5 Years

               Depreciation expense for the six months ended June 30, 2004 and 2003 was $1,307 and $0, respectively.

               g.   Revenue Recognition

               Revenue is recognized upon completion of services or delivery of goods. Advance customer payments are recorded as deferred revenue until such time as they are recognized. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer.

               h.   Recent Accounting Pronouncements

               In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will not present losses on early retirements of debt as an extraordinary item.

               In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146

                             SYNERTECK INCORPORATED
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 2 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

               h. Recent Accounting Pronouncements (Continued)

               become effective for exit or disposal activities commenced subsequent to December 31, 2002. The adoption of SFAS 146 had no impact on the Company's financial position, results of operations or cash flows.

               In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2004, the Company does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on its financial position, results of operations or cash flows.


NOTE 3 -       RELATED PARTY TRANSACTIONS

               The Company is a wholly owned subsidiary of SportsNuts, Inc. During the ordinary course of business there may be amounts due to or from any of the companies in the consolidated entity. These amounts are classified as either net receivables or net payables
               - related parties. Synerteck records all expenses related to their operations in their financial statements, therefore, there are no adjustments which would be required to present the Company's financial statements as if it had operated as an unaffiliated entity.

               At June 30, 2004 the Company has a net related party receivable of $8,794 and at December 31, 2003 the Company has net related party payable of $6,917.

               Service Agreement

               On March 1, 2002, the Company entered into an oral agreement to provide IT related services to a company affiliated by common management and shareholders. These services include network engineering, architecture and design, website and e-mail hosting, network hosting and website design. The fee for these services varies depending on the level of service but ranges between $4,000 and $7,000 per month. Additional project based fees may be negotiated.

               Management Services Agreement

               Effective April 1, 2004, the Company entered into a management services agreement with SportsNuts, Inc., its sole shareholder, to receive various services including use of information technologies, accounting and bookkeeping services, and limited legal, business development and administrative services for a non-refundable fee of $750 per month. No minimum or specific performance is required by the terms of this agreement.

                             SYNERTECK INCORPORATED
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 3 -       RELATED PARTY TRANSACTIONS (Continued)

               Service Agreement

               Effective April 1, 2004, the Company entered into a service agreement with SportsNuts, In., its sole shareholder, to provide various services including network and server maintenance and support, user support and website maintenance. In exchange for these services SportsNuts, Inc. will pay to the Company a non-refundable fee of $2,000 per month. No minimum or specific performance is required by the terms of this agreement.

               Office Space

               The Company is subject to a month-to-month rental agreement for its office space with SportsNuts, Inc. Currently, the rental fee is $1,000 per month and is subject to increase as more space is needed or due to economic factors. During the six months ended June 30, 2004 the Company paid SportsNuts, Inc. $6,000 for office space. The terms of this agreement are similar to those of other, unrelated, companies renting office space from SportsNuts, Inc.


NOTE 4 -       EQUITY TRANSACTIONS

               100,000 common shares of Synerteck (Utah) were issued to the incorporator upon incorporation. The shares were issued at no value.

               500,000 common shares of Synerteck (Delaware) were issued on the basis of 5-for-1 for all of the outstanding shares of Synerteck
               (Utah) as part of the Company's reincorporation into the State of Delaware. All references to shares issued and outstanding in the financial statements have been retroactively restated to reflect the effects of this change in capital structure.


NOTE 5 -       FINANCIAL INSTRUMENTS

               Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

               The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

                             SYNERTECK INCORPORATED
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 6 -       INCOME TAXES

               The Company is a wholly-owned subsidiary of SportsNuts, Inc. and has been filing a consolidated tax return. For the purposes of these financial statements income tax expense has been calculated on the separate return basis as if the Company were not a part of a consolidated entity. Income tax related liabilities are payable to its parent, SportsNuts, Inc.

               The provision for income taxes as of June 30, 2004 and 2003 is detailed in the following summary:

                                                                  June 30,
                                                   ----------------------------------------
                                                          2004                 2003
                                                   -------------------  -------------------
                      Current
                      Federal income taxes         $              831   $                -
                      State income taxes                          292                    -
                                                   -------------------  -------------------

                      Income tax expense           $            1,123   $                -
                                                   ===================  ===================

               A reconciliation of income taxes at the state and federal statutory rate to the effective tax rate is as follows:

                                                                  June 30,
                                                  -----------------------------------------
                                                        2004                  2003
                                                  ------------------   --------------------
              Income taxes computed at the state
              and federal statutory rate (5% and
              15%, respectively)                  $            1,167   $                  -
              State income taxes                                 (44)                     -
                                                  ------------------   --------------------

              Income Tax Expense                  $            1,123   $                  -
                                                  ==================   ====================

NOTE 7 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                  June 30,
                                                  -----------------------------------------
                                                        2004                  2003
                                                  ------------------   --------------------
             Notes payable to individuals,
             unsecured, interest at 8%, principal
             and interest due March 1, 2007       $          50,000    $                  -
                                                  -----------------    --------------------

             Total notes payable                  $          50,000    $         $        -
                                                  =================    ====================

             The notes also collectively entitle the holders to an aggregate of two percent (2%) of the gross revenues of the Company, commencing July 1, 2004. These payments will be accounted for as variable interest expense.

                             SYNERTECK INCORPORATED
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003



NOTE 8-      REINCORPORATION IN DELAWARE

             On April 5, 2004, the Company reincorporated into the State of Delaware by filing with the state of Certificate of Merger whereby Synerteck Incorporated (Utah) merged with and into Synerteck Incorporated (Delaware) which was incorporated for this purpose on March 30, 2004. As part of the merger five common shares of Synerteck (Delaware) were issued for each outstanding common share of Synerteck (Utah) for a total of 500,000 common shares of Synerteck (Delaware) issued upon incorporation. All references to shares issued and outstanding in the financial statements have been retroactively restated to reflect the effects of this change in capital structure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You should read the following discussion of the company's financial condition and results of operations in conjunction with the audited financial statements and related notes included in this report. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. You should carefully consider the information set forth above under the caption "Risk Factors" in addition to the other information set forth in this report. We caution you that Synerteck's business and financial performance is subject to substantial risks and uncertainties.


Overview

     Synerteck is an integrator of business strategy with technology solutions. We attempt to understand the business of our clients principally from their customer's point of view, in order to properly position ourselves to advocate and implement measures that achieve the client's organizational objectives. Our clients consist of small to medium sized organizations, operating in North America and Europe. Currently, we service eight clients on a continuous monthly basis and average ten additional clients for one-time or intermittent projects over the course of a year. You can learn more about our business at our website located at www.synerteck.com.

Results of Operations

     Following is our discussion of the relevant items affecting results of operations for the periods ended June 30, 2004 and 2003.

     Revenues. Revenue is recognized upon completion of services or delivery of goods. Advance customer payments are recorded as deferred revenue until such time as they are recognized. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer. Therefore, product warranties have no effect on the financial statements.

     Synerteck generated net revenues of $50,989 during the three months ended June 30, 2004, a 0.33% increase compared to $50,822 in net revenues during the second quarter of 2003. For the six-month period ended June 30, 2004, net revenues were 87,142, representing a 18% increase compared to $73,724 in net revenues during the first six months of 2003. This increase was due to a sales initiative started in 2004 which provided incentives on new sales. Furthermore, hardware sales increased and several new IT service contracts were established in the first six months of 2004. Along with web site design and hosting, other sources of revenue were information technology systems support and equipment leases. We anticipate that these three areas will constitute the principal source of Synerteck's revenue for the foreseeable future.

     Our business model and objective is to receive recurring revenue from long-term contracts with established clients. Over the past twelve months, we have provided networking, programming, and hosting services for eight clients on a continuous basis and approximately ten clients for one-time projects. In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers. Sales of software and hardware products are inherently unpredictable, but we anticipate that revenues from this activity will become more consistent as we grow our client base. During the first six months of 2004 and 2003, we received $65,590 and $60,187, respectively, in gross revenues from information technology services, and $21,552 and $13,537, respectively, in gross revenues from software and hardware product resales and equipment leasing.

     Cost of Sales. Expenses which comprise cost of sales are the wholesale cost of hardware, software, any accompanying licenses, product sales commissions, and commissions paid in connection with information technology consulting contracts. Also included in cost of sales are personnel and materials costs to administer these information technology services. As more organizations utilize our technology services, future expenses included in cost of goods sold will increase as well as potential fee sharing expenses to organizations that assist us in providing these services.

     Cost of sales for the three months ended June 30, 2004 were $11,514, a 22% increase from $9,423 during the second quarter of 2003. For the six month period ended June 30, 2004, cost of sales was $27,655, a 69% increase from $16,321 during the first six months of 2003. This increase corresponds with the increase of revenues associated with the sales initiative started in 2004 and is mainly due to commission incentives on new sales. Furthermore, the sales of computer hardware during the six months ended June 30, 2004 increased 45% compared to the same period in the prior year. Hardware sales do not yield as high a margin as other products offered by the Company, thus contributing to the higher cost of sales percentage. Cost of sales is attributable to (i) expenses incurred pursuant to the delivery of our information technology support, and (ii) sales commissions paid in connection with technology consulting projects.

     General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the three months ended June 30, 2004 were $18,294, a 119% increase from $8,342 during the second quarter of 2003. primarily due to accounting professional fees associated with the audit of the financial statements. General and administrative expenses for the six-month period ended June 30, 2004 were $27,201, a 76% increase from $15,429 during the first six months of 2003. This increase was primarily due to accounting and legal fees associated with the audit of the financial statements. Furthermore, as noted in the notes to the financial statements, the Company also entered into a management services agreement with its sole shareholder, SportsNuts, Inc. Although we endeavor to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense, as the business grows, these expenses will increase. Our payroll expense accounted for approximately $26,300 of general and administrative expenses during the six month period ended June 30, 2004, as compared to $25,293 during the first six months of 2003. Because we sublease our office facilities from our parent corporation, we do not anticipate any material commitments for capital expenditures in the foreseeable future.

     Selling and Marketing Expenses. Our selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses. Selling and marketing expenses for the three months ended June 30, 2004 were $10,830, a 140% increase from $6,096 during the second quarter of 2003. For the six-month period ended June 30, 2004, selling and marketing expenses were $14,636, a 15% increase from $12,683 during the first six months of 2003. This increase was primarily attributable to increased salaries of sales personnel as well as additional expenditures for advertising and marketing. We expect that our sales and marketing expenditures will increase as we continue to develop our client base and expand our efforts in computer hardware and software leasing.

     Product Development. Product research and development expenses for the three months ended June 30, 2004 were $4,570, a 86% increase from $2,460 during the second quarter of 2003. For the six-month period ended June 30, 2004, product development expenses were $6,101, a 20% increase from $5,095 during the first six months of 2003. Our product development expenses relate primarily to payroll and systems development for our programming and web site hosting services. We believe that significant investments in product development are required to remain competitive. Accordingly, we expect to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). We incurred net other expense of $2,282 for the six months ended June 30, 2004 compared to no net other expense during the first six months of 2003. The expenses incurred in this category were comprised primarily of interest expenses related to the $50,000 in notes payable taken by the Company during the first half of 2004. Income tax expense of $1,123 was also recorded during the first six months of 2004.

     Off-Balance Sheet Arrangements

     Synerteck is not subject to any off-balance sheet arrangements.

Personnel

     Synerteck has two full-time employees, two part-time employees, and numerous project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered. We expect to hire one more full-time employee during 2004. Although competition for technology personnel in the metropolitan Salt Lake City area is intense, because we offer competitive compensation, maintain a productive and collegial work environment, and work with internationally-based clients, we don't believe we will have significant difficulty retaining additional employees or contract personnel in the future.

Liquidity and Capital Resources

     Since inception, we have financed Synerteck's operations from its business cash flows. As of June 30, 2004, Synerteck's primary source of liquidity consisted of $53,863 in cash and cash equivalents. Because Synerteck is profitable, we do not expect to require additional investment capital during the next twelve months to continue our operations at their current level. Nevertheless, we may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another information technology firm. At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

Related Party Transactions

     Synerteck   provides   various  services   including   network  and  server
maintenance and support, user support and website maintenance to its sole shareholder, SportsNuts, Inc. In exchange for these services, Synerteck receives $2,000 per month. No minimum or specific performance is required by the terms of this agreement and we do not foresee any negative trends that would impact future revenues or operations.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

     When used in this report, the words, "believes," "plans," "expects," and similar expressions are intended by us to identify forward-looking statements within the meaning of and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those we have projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on our estimates and assumptions, which although we believe them to be reasonable, are inherently uncertain and difficult to predict. We cannot assure you that the benefits anticipated in these forward-looking statements will be achieved.

     We undertake no obligation to update any forward-looking statements, but you are advised to consult any further disclosures by the Synerteck on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, we are providing these cautionary statements identifying risk factors, listed below, that could cause our actual results to differ materially from expected and historical results. It is not possible for our management to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

RISK FACTORS

     Operating Risks

     We are Heavily Dependent Upon our Key Personnel. Synerteck's success depends, in large part, upon the talents and skills of its management and key personnel. In addition, to the extent that any of our key personnel are unable or refuse to continue their association with Synerteck, a suitable replacement would have to be found. The competition for qualified personnel in the computer networking is intense, and there are limited numbers of such qualified personnel in the metropolitan Salt Lake City area. We cannot assure you that we would be able to find suitable replacements for our existing management personnel or technical personnel or that we could retain such replacements for an affordable amount.

     You May Not Agree  With The  Decisions  of Our  Management  Team.  Although
Synerteck's directors and officers will endeavor to make decisions as they reasonably deem consistent with their fiduciary duties under Delaware corporate law, you may disagree with these decisions. Synerteck's management has significant control over stockholder matters, which may affect the ability of minority stockholders to influence our activities.

     We are Heavily Dependent Upon a Few Key Clients. Three client accounts comprise a substantial majority of Synerteck's monthly revenues, one of which is serviced on an oral agreement on a month-to-month basis. Although we believe we will continue to service these accounts at the current billing rate for the remainder of 2004, economic and other factors beyond our control may result in a loss of one or all three of these accounts. If we lost one or all of these clients, we would be required to immediately replace these clients with similar sized accounts, or dramatically cut our operating costs to remain in business. If Synerteck were to cease its operations, you would likely lose the entire value of your investment.

     Our Business is Inherently Risky. Service based businesses in the computer networking and hosting industries are inherently risky. If our services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.

     Our Business Could be Adversely Affected by Many Factors. Income from outsourced networking, hosting, and programming services may be adversely affected by a number of factors, including, but not limited to:

[PG NUMBER]

     - the general economic climate (such as too much supply or too little demand fo rinformation technology services, as well as changes in market rates);

     - the increasing tendency of medium sized businesses to rely on internal personnel to service and maintain computer networks, even if such personnel are not properly trained to perform the tasks required; o intense competition and rapid and significant technological change in the information technology industry;

     - increasing competition from outsourced lowre overhead firms in India, Russia, and other rapidly developing technology sectors around the world; or

     - damage from fire, earthquakes, prolonged power outages, or other natural or man-made disasters.

     We will Require Additional Financing for Expansion and other Functions. Although Synerteck is currently profitable, we will likely require substantial additional capital in the future for expansion, business development, marketing, computer software and systems, overhead, administrative, and other expenses. We cannot assure you that we will be able to raise additional funds or that financing will be available to Synerteck on acceptable terms. Lack of additional funds could significantly affect our business. Further, funds raised through future equity financing could be substantially dilutive to you and other existing shareholders.

     We Compete With Substantially Larger Companies. In attempting to market our services to medium and larger organizations, we compete with substantially larger companies which have greater name recognition and financial resources to price their services and, in particular, computer products which are purchased through them. Accordingly, we may not be able to effectively compete for larger outsourcing and purchasing contracts unless and until we possess additional financial, marketing, and technical resources.

     Our Computer Systems May Fail. Synerteck's success is substantially dependent upon our ability to deliver our clients high quality, uninterrupted access to their websites, their networks, their e-mail systems, and technology applications, which requires that we actively maintain our computer hardware and software systems, as well as the data and information stored therein. Our systems are vulnerable to damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events. Any substantial interruption in our systems would have a material adverse effect on our business, operating results, and financial condition. In addition, our systems may be vulnerable to computer viruses, physical or electronic break-ins, sabotage, or other problems caused by third parties which could lead to interruptions, delays, loss of data, or cessation in service to persons desiring to access their networks and internet properties. The occurrence of any of these risks could have a material adverse effect upon Synerteck's business, results of operations, and financial condition.

     Investment Risks

     A Purchase of Synerteck Shares is a Speculative Investment. Synerteck's shares are a speculative investment. To date, Synerteck has generated a modest amount of profits and we cannot guarantee that it will continue to do so or that the level of profits will increase in the future. If Synerteck were to lose one or more of its principal customers, it would likely generate losses, and we would be forced to scale down Synerteck's operations or raise investment capital to continue operations. If Synerteck were to generate losses and we were unsuccessful at decreasing Synerteck's operating costs or raising investment capital, it is unlikely that Synerteck would be able to meet its financial obligations and you could lose your entire investment.

     There has Never Been a Public Market For Our Shares. Prior to this registration statement, there has been no public market for the common stock of Synerteck. If a public market for the common stock does develop at a future time, sales of shares by shareholders of substantial amounts of common stock of Synerteck in the public market could adversely affect the prevailing market price and could impair our future ability to raise capital through the sale of our equity securities.

     You May Lack Liquidity in Your Shares. Because in the future, our stock may trade on the over-the-counter bulletin board, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market. The bulletin board does not operate under the same rules and standards as the Nasdaq stock market, including, for example, order handling rules. The absence of these rules and standards may make it more difficult for a stockholder to obtain execution of an order to trade and to obtain the price they wanted for a trade. This means our shareholders may not be able to sell their shares when they want for a price they want. In addition, because stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulletin board rather than on Nasdaq. Investors' orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities. Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution. Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities. Further, a registered broker-dealer must submit an application to the National Association of Securities Dealers to enable our stock to be listed on the bulletin board. Because the National Association of Securities Dealers will conduct their own review of Synerteck and its business, we cannot assure you that we will be successful in getting Synerteck listed on the bulletin board or any other quotation medium.

     We Have Never Issued a Dividend and Don't Anticipate any Dividends in the Future. Synerteck has never issued a dividend and we do not anticipate paying dividends on our common stock in the foreseeable future. Furthermore, we may also be restricted from paying dividends in the future pursuant to subsequent financing arrangements or pursuant to Delaware law.

     We Have Limited the Liability of Our Management. Synerteck has adopted provisions in its Certificate of Incorporation which limit the liability of our officers and directors and provisions in our bylaws which provide for indemnification by Synerteck of our officers and directors to the fullest extent permitted by Delaware corporate law. Synerteck's Certificate of Incorporation generally provide that its directors shall have no personal liability to Synerteck or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit your ability to hold directors liable for breaches of fiduciary duty.

     You Could be Diluted from the Issuance of Additional Common and Preferred Stock. Synerteck is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. To the extent of such authorization, the Synerteck board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

                                     PART II

                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None.

ITEM 2.        CHANGES IN SECURITIES

               None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.


ITEM 5.        OTHER INFORMATION

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 2004.

               The following documents are filed as exhibits to this Form
10-QSB:

INDEX TO EXHIBITS



  Exhibit
   Number       Title of Document

   3.1 Certificate of Incorporation of Synerteck Incorporated, a Delaware corporation. (1)

   3.2    Bylaws of Synerteck Incorporated, a Delaware corporation. (1)

  10.1    Services  Agreement  between the Registrant and Healthcare  Enterprise
          Group PLC.(1)

  10.2    Summary  of  Services  Agreement  between  the  Registrant  and Moore,
          Clayton & Co. Inc. (1)

  10.3    Services Agreement between the Registrant and SportsNuts, Inc. (1)

  10.4 Management and Business Development Agreement between the Registrant and SportsNuts, Inc. (1)

  10.5    Sublease Agreement between the Registrant and SportsNuts, Inc. (1)

  99.1    Certification by Chief Executive Officer,  Clayton Barlow, pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

  99.2    Certification by Chief Financial Officer,  Chene Gardner,  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

  99.3    Certification by Chief Executive  Officer Clayton Barlow,  pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

  99.4    Certification  by Chief Financial  Officer Chene Gardner,  pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to Amendment Number 1 to the Company's registration statement on Form 10-SB, filed with the Commission on July 28, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SYNERTECK INCORPORATED

Date: August 15, 2004.                             BY:/s/ Chene Gardner
                                                   ----------------------------
                                                      Chene Gardner
                                                      Chief Financial Officer