Form 10QSB
period 2004-09-30
SYNERTECK INC
filed 2004-11-04
CIK 1289630

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 000-50754

                             SYNERTECK INCORPORATED
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                           20-0929024

     (State or other jurisdiction of                                    (IRS Employer
     incorporation or organization)                                     Identification No.)

    11585 South State Street, Suite 102
    Draper, Utah                                                        84020
    (Address of principal executive offices)                            (Zip Code)

                                 (801) 816-2505
                           Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2004, the Company had outstanding 500,000 shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of September 30, 2004.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB





                                    CONTENTS

Condensed Balance Sheets..................................................... 4

Condensed Statements of Operations........................................... 6

Condensed Statements of Stockholders' Equity................................. 8

Condensed Statements of Cash Flows........................................... 9

Notes to the Condensed Financial Statements................................. 11

                             SYNERTECK INCORPORATED
                            Condensed Balance Sheets



                                     ASSETS

                                                                               September 30,       December 31,
                                                                                2004               2003
                                                                               ------------        ------------
                                                                               (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                               $           44,051  $           7,940
   Accounts receivable, net                                                            19,290              5,095
   Prepaid expenses                                                                       715              -
                                                                           ------------------  -----------------

     Total Current Assets                                                              64,056             13,035
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT                                                                 21,749              3,119
                                                                           ------------------  -----------------

   OTHER ASSETS

   Receivable - related parties                                                        18,374             16,497
                                                                           ------------------  -----------------

     Total Other Assets                                                                18,374             16,497
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          104,179  $          32,651
                                                                              ===============    ===============


























The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                      Condensed Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,     December 31,
                                                                                 2004               2003
                                                                               ------------      ------------
                                                                               (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                                        $           11,031  $          12,698
   Accrued expenses                                                                     9,166              1,801
   Income tax payable - related parties                                                11,720              9,580
                                                                           ------------------  -----------------

     Total Current Liabilities                                                         31,917             24,079
                                                                           ------------------  -----------------

LONG TERM LIABILITIES

   Notes payable                                                                       15,000             -
   Notes payable - related parties                                                     35,000             -
                                                                           ------------------  -----------------

     Total Long Term Liabilities                                                       50,000             -
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                                 81,917             24,079
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value; 100,000,000 shares
    authorized, 500,000 shares issued and outstanding                                     500                500
   Additional paid-in capital                                                            (500)              (500)
   Retained Earnings                                                                   22,262              8,572
                                                                           ------------------  -----------------

     Total Stockholders' Equity                                                        22,262              8,572
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $          104,179  $          32,651
                                                                              ===============    ===============
















The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                 For the Three Months Ended
                                                                                       September 30,
                                                                               ---------------------------------
                                                                                   2004              2003
                                                                               -------------   -----------------


NET REVENUES

   Product revenue                                                         $            1,907  $           -
   Service revenue                                                                     27,435              4,089
   Related party revenue                                                               31,410             21,000
                                                                           ------------------  -----------------

     Total Net Revenues                                                                60,752             25,089
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                                1,488              -
   Cost of sales-service                                                                1,364                359
   Cost of sales-related party                                                          2,901              1,500
   General and administrative                                                          23,740              7,161
   Selling and marketing                                                               16,731              6,748
   Research and development                                                             7,037              2,853
                                                                           ------------------  -----------------

     Total Operating Expenses                                                          53,261             18,621
                                                                           ------------------  -----------------

INCOME FROM OPERATIONS                                                                  7,491              6,468
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                    (1,008)            -
   Interest income                                                                         80                 50
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                       (928)                50
                                                                           ------------------  -----------------

NET INCOME BEFORE INCOME TAXES                                                          6,563              6,518

PROVISION FOR INCOME TAXES                                                             (1,263)            (1,255)
                                                                           ------------------  ------------------

NET INCOME                                                                 $            5,300  $           5,263
                                                                              ===============    ===============


BASIC NET INCOME PER SHARE                                                 $             0.01  $            0.01
                                                                              ===============    ===============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                    500,000            500,000
                                                                              ===============    ===============




The accompanying notes are an integral part of these condensed financial statements.
                                       6

                             SYNERTECK INCORPORATED
                 Condensed Statements of Operations (Continued)
                                   (Unaudited)


                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                 -------------------------------
                                                                                    2004              2003
                                                                                 -------------  ----------------


NET REVENUES

   Product revenue                                                         $           20,022  $          12,505
   Service revenue                                                                     56,532             34,603
   Related party revenue                                                               71,340             51,706
                                                                           ------------------  -----------------

     Total Net Revenues                                                               147,894             98,814
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                               14,137              6,098
   Cost of sales-service                                                               11,442              4,582
   Cost of sales-related party                                                          7,829              7,500
   General and administrative                                                          50,941             22,591
   Selling and marketing                                                               31,367             19,431
   Research and development                                                            13,138              7,948
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         128,854             68,150
                                                                           ------------------  -----------------

INCOME FROM OPERATIONS                                                                 19,040             30,664
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                    (2,301)            -
   Interest income                                                                        214                 50
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     (2,087)                50
                                                                           ------------------  -----------------

NET INCOME BEFORE INCOME TAXES                                                         16,953             30,714

PROVISION FOR INCOME TAXES                                                             (3,263)            (5,912)
                                                                           ------------------  -----------------

NET INCOME                                                                 $           13,690  $          24,802
                                                                              ===============    ===============


BASIC NET INCOME PER SHARE                                                 $             0.03  $            0.05
                                                                              ===============    ===============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                    500,000            500,000
                                                                              ===============    ===============




The accompanying notes are an integral part of these condensed financial statements. SYNERTECK INCORPORATED
                                       7

                             SYNERTECK INCORPORATED
                  Condensed Statements of Stockholders' Equity





                                                                                         Additional
                                                                                          Paid-in         Accumulated
                                                    Shares             Amount             Capital           Deficit
                                                   ---------------   ---------------  ---------------   ----------------

Balance, December 31, 2002                                 500,000           $   500         $  (500)    $       (9,056)

Net income for the year ended
December 31, 2003                                                -                 -                -             17,628
                                                    ---------------  ----------------  ---------------   ----------------

Balance, December 31, 2003                                 500,000               500            (500)              8,572

Net income for the nine months ended September
30, 2004 (unaudited)                                             -                 -                -             13,690
                                                    ---------------  ----------------  ---------------   ----------------

Balance, September 30, 2004 (unaudited)                    500,000           $   500         $  (500)          $  22,262
                                                    ===============  ================  ===============   ================


























The accompanying notes are an integral part of these condensed financial statements.
                                       8

                             SYNERTECK INCORPORATED
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                    For the Nine Months Ended
                                                                                            September 30,
                                                                                    -------------------------------------
                                                                                           2004                2003
                                                                                    -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                       $          13,690   $          24,802
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation                                                                               2,767                 201
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (14,195)                 17
     Due to/from related parties                                                                  263             (22,088)
     Other current assets                                                                        (715)                  -
     Accounts payable                                                                          (1,667)              1,065
     Accrued expenses                                                                           7,365                (826)
                                                                                     ----------------   -----------------

       Net Cash Provided by Operating Activities                                                7,508               3,171
                                                                                     ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                        (21,397)             (3,622)
                                                                                     ----------------   -----------------

       Net Cash Used in Investing Activities                                                  (21,397)             (3,622)
                                                                                     ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                     15,000              -
   Proceeds from issuance of notes payable - related parties                                   35,000              -
                                                                                     ----------------   -----------------

       Net Cash Provided by Financing Activities                                               50,000   $          -
                                                                                     ----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                              36,111   $            (451)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                            7,940               2,839
                                                                                     ----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          44,051   $           2,388
                                                                                      ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $          -        $          -
   Income taxes                                                                     $          -        $          -




The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                   Notes to the Condensed Financial Statements
                    September 30, 2004 and December 31, 2003


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

               The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10SB filed on September 15, 2004. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

NOTE 2 -      MATERIAL EVENTS

               During the nine months ended September 30, 2004, the Company received a total of $15,000 proceeds from notes payable issued to unrelated individuals and $35,000 proceeds from notes payable to related individuals. These notes are unsecured, bear interest at 8% per annum with principal and interest due on March 1, 2007.

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

Results of Operations

     Following is our discussion of the relevant items affecting results of operations for the periods ended September 30, 2004 and 2003.

     Revenues. Revenue is recognized upon completion of services or delivery of goods. Advance customer payments are recorded as deferred revenue until such time as they are recognized. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer. Therefore, product warranties have no effect on the financial statements.

     Synerteck generated net revenues of $60,752 during the three months ended September 30, 2004, a 142% increase compared to $25,089 in net revenues during the third quarter of 2003. For the nine month period ended September 30, 2004, net revenues were 147,894, representing a 50% increase compared to $98,814 in net revenues during the first nine months of 2003. This increase was due to a sales initiative started in 2004 which provided incentives on new sales. Furthermore, hardware sales increased 60% over the prior year and several new IT service contracts were established in the first nine months of 2004. Along with web site design and hosting, other sources of revenue were information technology systems support and equipment leases. We anticipate that these three areas will constitute the principal source of Synerteck's revenue for the foreseeable future.

     Our business model and objective is to receive recurring revenue from long-term contracts with established clients. Over the past twelve months, we have provided networking, programming, and hosting services for eight clients on a continuous basis and approximately ten clients for one-time projects. In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers. Sales of software and hardware products are inherently unpredictable, but we anticipate that revenues from this activity will become more consistent as we grow our client base. During the first nine months of 2004 and 2003, we received $122,272 and $84,497, respectively, in gross revenues from information technology services, and $25,622 and $14,317, respectively, in gross revenues from software and hardware product resales and equipment leasing.

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

     Cost of sales for the three months ended September 30, 2004 were $5,753, a 209% increase from $1,859 during the third quarter of 2003. For the nine month period ended September 30, 2004, cost of sales were $33,408, a 84% increase from $18,180 during the first nine months of 2003. This increase corresponds with the increase of revenues associated with the sales initiative started in 2004 and is mainly due to commission incentives on new sales. Furthermore, the sales of computer hardware during the nine months ended September 30, 2004 increased 60% compared to the same period in the prior year. Hardware sales do not yield as high a margin as other products offered by the Company, thus contributing to the higher cost of sales percentage. Cost of sales is attributable to (i) expenses incurred pursuant to the delivery of our information technology support, and
(ii) sales commissions paid in connection with technology consulting projects.

     General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the three months ended September 30, 2004 were $23,740, a 232% increase from $7,161 during the third quarter of 2003. General and administrative expenses for the nine month period ended September 30, 2004 were $50,941, a 125% increase from $22,591 during the first nine months of 2003. This increase was primarily due to accounting and legal fees associated with the audit of the financial statements and filings with the Securities and Exchange Commission. Furthermore, as noted in the notes to the financial statements, the Company also entered into a management services agreement with its sole shareholder, SportsNuts, Inc. Although we endeavor to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense, as the business grows, these expenses will increase. Our payroll expense accounted for approximately $57,886 of general and administrative expenses during the nine month period ended September 30, 2004, as compared to $38,278 during the first nine months of 2003. Because we sublease our office facilities from our parent corporation, we do not anticipate any material commitments for capital expenditures in the foreseeable future.

     Selling and Marketing Expenses. Our selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses. Selling and marketing expenses for the three months ended September 30, 2004 were $16,731, a 148% increase from $6,748 during the third quarter of 2003. For the nine month period ended September 30, 2004, selling and marketing expenses were $31,367, a 61% increase from $19,431 during the first nine months of 2003. This increase was primarily attributable to increased salaries of sales personnel as well as additional expenditures for advertising and marketing. We expect that our sales and marketing expenditures will increase as we continue to develop our client base and expand our efforts in computer hardware and software leasing.
                                       12

     Product Development. Product research and development expenses for the three months ended September 30, 2004 were $7,037, a 147% increase from $2,853 during the third quarter of 2003. For the nine month period ended September 30, 2004, product development expenses were $13,138, a 65% increase from $7,948 during the first nine months of 2003. Our product development expenses relate primarily to payroll and systems development for our programming and web site hosting services. We believe that significant investments in product development are required to remain competitive. Accordingly, we expect to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). We incurred net other expense of $2,087 for the nine months ended September 30, 2004 compared to net other income of $50 during the first nine months of 2003. The expenses incurred in this category were comprised primarily of interest expenses related to the $50,000 in notes payable issued by the Company during the first half of 2004. Income tax expense of $3,263 was also recorded during the first nine months of 2004 compared to $5,912 during the first nine months of 2003.

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

Liquidity and Capital Resources

     Since inception, we have financed Synerteck's operations from its business cash flows and the issuance of $50,000 of promissory notes. As of September 30, 2004, Synerteck's primary source of liquidity consisted of $44,051 in cash and cash equivalents. Because Synerteck is profitable, we do not expect to require additional investment capital during the next twelve months to continue our operations at their current level. Nevertheless, we may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another information technology firm. At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

     We are Heavily Dependent Upon a Few Key Clients. Three client accounts comprise a substantial majority of Synerteck's monthly revenues, one of which is serviced on an oral agreement on a month-to-month basis. Although we believe we will continue to service these accounts at the current billing rate for the remainder of 2004 and into 2005, economic and other factors beyond our control may result in a loss of one or all three of these accounts. If we lost one or all of these clients, we would be required to immediately replace these clients with similar sized accounts, or dramatically cut our operating costs to remain in business. If Synerteck were to cease its operations, you would likely lose the entire value of your investment.

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

     Our Business Could be Adversely Affected by Many Factors. Income from outsourced networking, hosting, and programming services may be adversely affected by a number of factors, including, but not limited to:

o the general economic climate (such as too much supply or too little demand fo rinformation technology services, as well as changes in market rates);

o the increasing tendency of medium sized businesses to rely on internal personnel to service and maintain computer networks, even if such personnel are not properly trained to perform the tasks required;
o intense competition and rapid and significant technological change in the information technology industry;

o increasing competition from outsourced lowre overhead firms in India, Russia, and other rapidly developing technology sectors around the world; or

o damage from fire, earthquakes, prolonged power outages, or other natural or man-made disasters.

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

               No reports on Form 8-K were filed during the quarter ended September 30, 2004.

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

          99.1             Certification by Chief Executive Officer, Clayton Barlow, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.2             Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.3             Certification by Chief Executive Officer Clayton Barlow, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.4             Certification by Chief Financial Officer Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Filed as an Exhibit to Amendment Number 2 to the Company's registration statement on Form 10-SB, filed with the Commission on September 15, 2004.

                                   [PG NUMBER]


                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SYNERTECK INCORPORATE

Date: November 4, 2004                        BY:          /s/ Chene Gardner
                                                           --------------------------------------
                                                           Chene Gardner
                                                           Chief Financial Officer