Form 10-K
period 2004-12-31
SYNERTECK INC
filed 2005-03-29
CIK 1289630

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-50754

                             SYNERTECK INCORPORATED
        (Exact name of small business issuer as specified in its charter)


                     Delaware                                                                20-0929024
----------------------------------------------------                            --------------------------------------
           (State or other jurisdiction                                                     (IRS Employer
         of incorporation or organization)                                               Identification No.)

        11585 South State Street, Suite 102
                   Draper, Utah                                                                 84020
----------------------------------------------------                            --------------------------------------
     (Address of principal executive offices)                                                (Zip Code)


                                 (801) 816-2505
                           (Issuer's telephone number)

       -------------------------------------------------------------------
      (Former name or former address and former fiscal year,if changed since last report.)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Company's revenues for the fiscal year ending December 31, 2004 were $207,080.

     The aggregate market value of the Company's voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 7, 2005, was approximately $366,720. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 7, 2005, the Company had outstanding 500,000 shares of common stock, par value $0.001 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

     None.


   Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

                                TABLE OF CONTENTS


PART I.........................................................................1

ITEM 1:  DESCRIPTION OF BUSINESS...............................................1

ITEM 2: DESCRIPTION OF PROPERTY...............................................10

ITEM 3: LEGAL PROCEEDINGS.....................................................10

ITEM 4: SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS...................11

PART II.......................................................................12

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............12

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS
OF OPERATIONS.................................................................12

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..........................................................30

ITEM 8A: CONTROLS AND PROCEDURES..............................................29

PART III......................................................................31

ITEM 9:  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.............................................31

ITEM 10: EXECUTIVE COMPENSATION...............................................33

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS...................................................34

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................36

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.....................................36

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................37

INDEX TO EXHIBITS.............................................................38

SIGNATURES....................................................................39

                           FORWARD LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-KSB, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES. THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS, SEE "RISK FACTORS." UNDER "ITEM 1. DESCRIPTION OF BUSINESS."

     Unless the context requires otherwise, references to the Company are to Synerteck Incorporated.

                                     PART I.

ITEM 1:  DESCRIPTION OF BUSINESS

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

     The disclosure and analysis set forth herein contains certain forward looking statements, particularly statements relating to future actions, performance or results of current and anticipated products and services, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products or services, product approvals, revenues, and financial performance. These statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipates," "intends," "plans," "expects," "will," and other words and phrases of similar meaning. In all cases, a broad variety of assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities
Exchange Act of 1934. Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying risk factors, listed below, that could cause the Company's actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

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

     Our Business Could be Adversely Affected by Many Factors. Income from outsourced networking, hosting, and programming services may be adversely affected by a number of factors, including, but not limited to:

     o the general economic climate (such as too much supply or too little demand for information technology services, as well as changes in market rates);

     o the increasing tendency of medium sized businesses to rely on internal personnel to service and maintain computer networks, even if such personnel are not properly trained to perform the tasks required; o intense competition and rapid and significant technological change in the information technology industry;

     o increasing competition from outsourced lower overhead firms in India, Russia, and other rapidly developing technology sectors around the world; or

     o damage from fire, earthquakes, prolonged power outages, or other natural or man-made disasters.

     We will Require Additional Financing for Expansion and other Functions. Although Synerteck is currently profitable, we will likely require substantial additional capital in the future for expansion, business development, marketing, computer software and systems, overhead, administrative, and other expenses. We cannot assure you that we will be able to raise additional funds or that financing will be available to Synerteck on acceptable terms. Lack of additional funds could significantly affect our business. Further, funds raised through future equity financing could be substantially dilutive to you and
                                       2
other existing shareholders.

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

     You May Lack Liquidity in Your Shares. Because in the future, our stock may trade on the over-the-counter bulletin board, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market. The bulletin board does not operate under the same rules and standards as the Nasdaq stock market, including, for example, order handling rules. The absence of these rules and standards may make it more difficult for a stockholder to obtain execution of an order to trade and to obtain the price they wanted for a trade. This means our shareholders may not be able to sell their shares when they want for a price they want. In addition, because stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they
                                       3
want. Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulletin board rather than on Nasdaq. Investors' orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities. Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution. Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities. Further, a registered broker-dealer must submit an application to the National Association of Securities Dealers to enable our stock to be listed on the bulletin board. Because the National Association of Securities Dealers will conduct their own review of Synerteck and its business, we cannot assure you that we will be successful in getting Synerteck listed on the bulletin board or any other quotation medium.

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


CORPORATE ORGANIZATION

     Synerteck Incorporated was formed in the state of Utah on March 2, 2001, and was subsequently reincorporated in Delaware on March 30, 2004. Synerteck was a wholly-owned subsidiary of SportsNuts. Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board, until Synerteck was spun off on November 15, 2004.


THE BUSINESS OF SYNERTECK
                                       4

     Overview

     Synerteck is an integrator of business strategy with technology solutions. We attempt to understand the business of our clients principally from their customer's point of view, in order to properly position ourselves to advocate and implement measures that achieve the client's organizational objectives. Our clients consist of small to medium sized organizations, operating in North America and Europe. Currently, we service eight clients on a continuous monthly basis and average ten additional clients for one-time or intermittent projects over the course of a year. You can learn more about our business at our website located at www.synerteck.com. We do not have any plans to modify or change the website in the near future to modify or change the website.

     Our Approach

          Data Gathering. We approach new clients and projects by collecting from them the following information:

          o    Existing hardware and configuration;
          o    Existing software and procedures;
          o    Business processes; and
          o    Personnel requirements.


          Project Kickoff. After gathering and analyzing the initial data supplied by the client, we then initiate a planning session with the client's key technology staff and management to discuss the scope of the project, objectives, and implementation timelines. We seek to have these personnel comprise the team with which we primarily interface and update on a regular basis. We also attempt to gain consensus among this team for formulating the strategy and tactics for our engagement. Unless the project or service contemplated requires additional analysis, we typically negotiate the client agreement during this phase. Synerteck uses a standard form agreement for most service arrangements and projects, although the terms of any formal agreement are generally modified through the negotiation process prior to execution.

          Client Interviews and Information Analysis. After Synerteck has been formally retained, we intensify our analysis of the needs of the client by conducting in-depth interviews with management, information technology staff, security personnel, and other key employees. Depending upon the scope of the project or service contemplated, we may also distribute questionnaires to other client personnel. Our interviews and questions attempt to discern a variety of factors, including:

          o Potential efficiencies and workflow improvements that can be gained through technology improvements and processes;
          o    Challenges to effective implementation; and
          o Available financial resources to allocate to ongoing service or one-time projects.

          Delivery. We commence implementation of our recommended strategy with a client presentation and collaborative discussion regarding the following:

          o    Plan  of  service  delivery  and  site,   network,   or  software
               configuration;
          o    Timeline and delivery milestones;
                                       5

          o    Agreed reporting and responsibility mechanisms; and
          o    Additional hardware and software requirements.

     Products and Services

     We bring value to our clients from our access to key relationships in the information technology industry. These relationships help Synerteck offer a comprehensive and cost-effective technology solution to almost any organization. Through Synerteck and its partners, our clients can access the following range of services:

     o Network Engineering, Architecture, and Design. Our team has experience building complex local area and wide area network configurations for small and large businesses. Since we have worked primarily with service-based organizations, our expertise is necessarily specialized with respect to service-based architecture and design solutions. We have designed networks for eight clients, including networks for our three largest clients, Moore Clayton & Co., Inc., Healthcare Enterprise Group PLC and SportsNuts, Inc.

     o Website and E-Mail Hosting. We currently host 19 websites for a wide variety of organizations,including the websites of our three largest clients, Moore Clayton & Co., Inc., Healthcare Enterprise Group PLC, and SportsNuts, Inc. We can host websites using Linux/ApacheTM or through MicrosoftTM protocols and server extensions, including Microsoft Front PageTM. Depending on the complexity and memory requirements of the site, our hosting fees range from $199 per month to a free component of a larger service contract. We also provide point-of-presence and full MicrosoftTM exchange e-mail access;

     o Network Hosting. We have the ability to host entire networks on our system. We currently host the networks of three clients, Moore Clayton & Co., Inc., Healthcare Enterprise Group PLC and SportsNuts, Inc. Depending on the geographic location of our clients and their personnel, we can host a local- or wide-area network that provides worldwide access to other computers, devices, drives, and folders. Based upon financial resources and needs of the client, we can
          supplement   this  service  with   continuous  or  periodic   support,
          including:

               o    Data storage and backup;

               o    Desktop user support;

               o    Active directory maintenance and support; and

               o    Network device maintenance and support.

     o Website Design. We can design and build a website for any budget or type of organization. We have designed websites for eighteen clients, including the websites of two of our largest clients, Moore Clayton & Co., Inc. and SportsNuts, Inc. Our range includes simple website templates to highly interactive and application-heavy sites requiring substantial memory. We can incorporate database interface, FlashTM development, or other components to enable our clients to use their websites as primary marketing tools for their products and services.

     o Application Programming. Depending upon the budget, timetable, and business rules that govern a project, we partner with local and offshore programmers to build customized enterprise applications. Our programming partners are proficient in MySQLTM, OracleTM, and SequelTM database applications, as well as PHPTM, JAVATM, and MicrosoftTM .NET web application programming languages. We have created database applications for five clients including two of our largest clients, Moore Clayton & Co., Inc. and SportsNuts, Inc.

     o Telecommunication Systems Services and Integration. The increasing use by our clients of communications devices that interact with networks and e-mail servers has required a service strategy from Synerteck that includes mobile phone and wireless device support. In addition, we can also provide voice-over internet protocol access for our clients that want to enhance the use of their network services and minimize their long distance telephone charges. We have implemented telecommunication systems that interact with networks and e-mail servers for one client, Moore, Clayton & Co., Inc.

     o Hardware Sales and Hardware Lease Brokering. When a client's recommended solution requires the procurement of hardware, we can obtain computer equipment from local vendors at a discount to the prices offered to retail customers. We can then sell such equipment to our clients at a retail price. Alternatively, we can broker a computer equipment lease where Synerteck serves as the vendor to the lease financing company acting as the lessor to our client. Ingram Micro, Inc., a Salt Lake City-based computer hardware sales company, is the principal supplier of hardware components, including laptops, servers, desktops, networking devices, and software that we sell to or arrange lease financing for our customers. Ingram also supplies the hardware and software that we use in performing our engineering, hosting, design, and telecommunications systems services. We also procure computer hardware for resale directly from the manufacturer by ordering from their websites or dealing with a local manufacturer's representative. We have not experienced any difficulties in obtaining requested hardware or software from Ingram or from the hardware manufacturers, and consequently do not anticipate any difficulties in obtaining such hardware or software for future sales and service contracts. We have brokered equipment leases and have sold computer equipment to 20 clients, including our three largest clients, Moore Clayton & Co., Inc., Healthcare Enterprise Group PLC and SportsNuts, Inc.


     Principal Clients

     Synerteck is heavily dependent upon three principal clients for most of its revenue. During the calendar year 2004, for example, one client (Moore, Clayton & Co.) generated in excess of 55% of our total revenue. We have executed monthly engagements with other clients for ongoing information technology services, which in turn is expected to reduce, but not eliminate our dependence upon a single client. The following is a brief description of our three principal clients and our service agreements with them:

          Moore, Clayton & Co. Moore, Clayton & Co., Inc. is an international strategic advisory firm with offices in London, Santa Monica, Tampa, and New York. Moore, Clayton & Co. is also engaged in joint ventures with various worldwide partners in North America, Europe, and now recently in South Africa. Moore, Clayton & Co. personnel require round-the-clock access to e-mail and shared access to a wide-area network which is housed in our Draper, Utah offices. We have had a continuous monthly service agreement with Moore, Clayton & Co. since March, 2002. Depending on the level of service, we typically receive between $4,000 and $9,000 per month, exclusive of intermittent project-based fees. Commencing in May, 2004, we began receiving $9,000 per month under our service agreement with Moore, Clayton & Co., and, based upon our operating history with this client, expect that this level of compensation will continue for at least six months. Kenneth Denos, a director of Synerteck, is also a director of Moore, Clayton & Co.
                                       7

     Because we have maintained a continuous agreement with Moore, Clayton & Co. for two years, we do not anticipate any difficulties with continuing to provide them information technology services for the foreseeable future.

          Healthcare  Enterprise  Group.  Healthcare  Enterprise  Group PLC is a
     London-based healthcare products and services company that requires international access to protected data and communication systems from its offices in the United Kingdom, Germany, and the United States. Healthcare Enterprise Group is also traded on the Alternative Investment Market of the London Stock Exchange. We have provided services to Healthcare Enterprise Group intermittently over the past twelve months, and, in March 2004, agreed to a six-month service contract which automatically renews for successive monthly periods if not cancelled sixty days in advance. We receive $1,470 per month under this agreement, plus travel expenses and other costs as agreed from time to time. Kenneth Denos, a director of Synerteck, is also a director of Healthcare Enterprise Group. Because of our level of service and the relationships we have cultivated with management of Healthcare Enterprise Group, we do not anticipate any difficulties with continuing to provide them information technology services for the foreseeable future.

          SportsNuts. SportsNuts, Inc. is a sports event management company that provides a range of services to various amateur athletic events throughout the United States. Some of these services include website hosting, online registration and merchandise sales, and information management such as team/league statistics, media attachments, and participant/event profiling. SportsNuts' complex database-driven technology applications require service and support personnel to implement, maintain, and improve. SportsNuts has used Synerteck personnel to perform these functions since its inception. Recently, SportsNuts has entered into a service contract to formalize this relationship. The service contract provides for a monthly payment of $2,000, which can increase intermittently depending on the level of service we are providing. Kenneth Denos, a director of Synerteck, is also a director of SportsNuts, Inc. We anticipate providing these services to SportsNuts for the foreseeable future. Synerteck is a wholly-owned subsidiary of SportsNuts.


     Research and Development

     We attempt to stay abreast of changes in the information technology industry and also attempt to increase the level of proficiency of our current staff. During the calendar year 2004, both of our two full-time employees received 120 hours of training in MicrosoftTM .Net programming by an outside instructor. Other research and development activities include the use of instructional software programming and collateral materials. We estimate that we have spent approximately 100 hours in each of our two prior fiscal years on research and development activities. None of the expenses associated with these activities has been borne directly by our customers.


     Certifications and Licenses

     The following is a brief summary of certifications and licenses held by individual members of our staff and/or by our contract personnel:


     o MicrosoftTM Certified Systems Engineer. This credential is the premier certification for information technology professionals who are required to analyze business
                                       8
          requirements in a MicrosoftTM software environment, and is one of the most widely recognized technical certifications in the information technology industry. Individuals who hold this credential have demonstrated that they possess the necessary skills to design, implement, administer, and troubleshoot the most advanced Microsoft WindowsTM operating system and Microsoft Windows ServersTM system. One of our employees has this certification and one of our contract personnel has this certification.

     o MicrosoftTM Certified Professional. This qualification is for information technology professionals who possess the skills to install and operate a MicrosoftTM product or application as part of a business solution in an organization. This qualification generally requires a hands-on approach to MicrosoftTM products to achieve certification. One of our employees and one of our contract personnel has this certification.

     o MicrosoftTM Certified Solution Developer. This is the highest level certification for advanced software programmers who design and develop leading edge enterprise solutions that use MicrosoftTM products, applications, development tools and programming languages. Two of our contract personnel have this certification.

     o CiscoTM Certified Network Associate. This designation indicates a foundation in and apprentice knowledge of networking with CiscoTM products. An individual holding a CiscoTM Certified Network Associate designation should be able to install, configure, and operate local area networks, wide area networks, and dial access services for small networks including but not limited to use of these protocols: internet protocol, interior gateway routing protocol, serial, frame relay, internet protocol routing information protocol, virtual local area networks, routing information protocol, ethernet, and access lists. One of our contract personnel has this certification.

     o CiscoTM Certified Internetwork Expert. This qualification is the most rigorous certification of CiscoTM and identifies the upper echelon of networking experts in these systems. A holder of this designation is expected to be able to tackle the most challenging assignments in the field of computer networking. One of our contract personnel has this certification.


GOVERNMENT REGULATION

     The business of Synerteck is not currently subject to substantial federal, state, or local government regulation. Because the principal component of Synerteck's business consists of services, we are not subject to any significant environmental laws or regulations, and do not anticipate excessive levels of
U.S. federal or state government regulation of Synerteck's business. Synerteck is subject to standard taxation rates for sales, income, and other activities in the United States and does not pay taxes overseas. Nevertheless, because two of Synerteck's principal clients are headquartered in the United Kingdom, the government of the United Kingdom could impose taxes, duties, or other fees upon Synerteck as a foreign supplier of services in the United Kingdom, which in turn could reduce the gross profit we receive in connection with our ongoing service contracts. Any such imposition by the government of the United Kingdom could materially affect our business, financial condition, and results of operations. Because we
                                       9
do not have an office in the United Kingdom and provide almost all of our services for our United Kingdom-based clients from our offices in the United States, we do not believe it reasonably likely that the U.K. Inland Revenue or other U.K. governmental agencies will impose taxes, duties, or other fees upon Synerteck.


COMPETITION

     The proliferation of technology service companies with similar service offerings as Synerteck has increased the competitiveness of the fees, rates, and levels of service that can be charged. Because our business is small and our resources are relatively limited, we do not focus our business development activities on large enterprises. These organizations tend to be serviced by an in-house information technology staff, together with larger, well-known outsourced providers such as Electronic Data Systems, Inc. or Computer Associates International, Inc.

     We instead focus on small and medium-sized businesses that either (i) do not have in-house information technology staff, or (ii) have staff whom do not possess the capability to provide the types of technology solutions required. In choosing this approach, we compete with many similar small information technology service companies, as well as a variety of other groups, including:

     o    Freelance website designers;
     o    Graphic design firms;
     o    Organizations that want to lease their excess server capacity;
     o    Organizations  that  want to  lease  their  excess  telecommunications bandwith;
     o    Offshore programmers; and
     o    Retail  computer  hardware  vendors  that  provide   installation  and
          configuration services;

     In addition to the above-mentioned groups, smaller business owners and executives tend to underestimate the benefit of efficient technology solutions and therefore require more interpersonal selling and hands-on commitment to differentiate our services and build lasting commercial relationships.


 ITEM 2: DESCRIPTION OF PROPERTY

     Synerteck's headquarters are located within a 5,000 square foot facility in Draper, Utah. Synerteck subleases office space from Sportnuts, Inc. SportsNuts, Inc., holds a leasehold interest in the premises, with a written lease agreement commencing January, 2003 at a rate of $4,250 per month, excluding allocations for heat and electricity. We utilize approximately one-fifth of these premises for Synerteck's operations. These premises are in good condition. Our client's hardware and communication systems, together with other hardware and systems owned by SportsNuts and used in our business, are located within an air-conditioned room on the premises, in which we house eight racks of computer servers and maintain two T-1 telecommunication lines. We have recently executed a month-to-month sublease with SportsNuts for continued use of this facility and its common areas for Synerteck's operations in exchange for $1,000 per month.

ITEM 3: LEGAL PROCEEDINGS

     None.

ITEM 4: SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

                                    PART II.


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market for Common Equity and Related Stockholder Matters.

          (1) Market Information.

     The Company's shares have recently been granted approval for trading on the NASD Electronic Bulletin Board. As of March 7, 2005, the closing price per share of Synerteck stock was $1.25. In 2004, there was no public trading market for the company's shares.

          (2) Holders.

     As of March 7, 2005, the Company had approximately 274 holders of record of its Common Stock.

          (3) Dividends.

     The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

     (b) Recent Sales of Unregistered Securities.

     None


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     You  should  read  the  following  discussion  of the  company's  financial condition and results of operations in conjunction with the audited financial statements and related notes included in this registration statement. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. You should carefully consider the information set forth above under Item 1 of this Part I under the caption "Risk Factors" in addition to the other information set forth in this registration statement. We caution you that Synerteck's business and financial performance is subject to substantial risks and uncertainties.


Overview

     Synerteck is an integrator of business strategy with technology solutions. We attempt to understand the business of our clients principally from their customer's point of view, in order to properly position ourselves to advocate and implement measures that achieve the client's organizational objectives. Our clients consist of small to medium sized organizations, operating in North America and Europe.
                                       12

Currently, we service eight clients on a continuous monthly basis and average ten additional clients for one-time or intermittent projects over the course of a year. You can learn more about our business at our website located at www.synerteck.com.

Results of Operations

     Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2004 and 2003.

     Revenues. Our products and services are broken down into two categories for revenue recognition purposes - (i) services, and (ii) off-the-shelf hardware/software product sales. Our revenue recognition policy for these categories is as follows:

     o Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Advance customer payments are recorded as deferred revenue until such time as they are recognized.

     o Product sales are solely derived from the resale of off-the-shelf hardware and software packages. Product sales are not warranted by Synerteck and may be subject only to warranties that may be provided by the product manufacturer. Therefore, product warranties have no effect on the financial statements. We have no sales arrangements encompassing multiple deliverables.

     Synerteck generated net revenues of $207,080 during the year ended December 31, 2004, a 67% increase compared to $123,806 in net revenues during the previous year ended December, 31 2003. This increase was due to a sales initiative started in 2004 which provided incentives on new sales as well as the addition of new service contracts. Along with web site design and hosting, other sources of revenue were information technology systems support and equipment leases. We anticipate that these three areas will constitute the principal source of Synerteck's revenue for the foreseeable future.

     Our business model and objective is to receive recurring revenue from long-term contracts with established clients. Over the past twelve months, we have provided networking, programming, and hosting services for eight clients on a continuous basis and approximately ten clients for one-time projects. In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers. Sales of software and hardware products are inherently unpredictable, but we anticipate that revenues from this activity will become more consistent as we grow our client base. During 2004 and 2003, we received $156,667 and $70,806, respectively, in gross revenues from information technology services, and $31,984 and $32,452, respectively, in gross revenues from software and hardware product resales and equipment leasing.

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

     For the year ended December 31, 2004, cost of sales was $41,831, a 40% increase from $29,914 during the year 2003. This increase corresponds with the increase of revenues associated with the new
                                       13
technology maintenance contracts referred to above. Cost of sales is attributable to (i) expenses incurred pursuant to the delivery of our information technology support, and (ii) sales commissions paid in connection with technology consulting projects.

     General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the year ended December 31, 2004 were $87,963, a 148% increase from $35,473 during the year 2003. This increase was principally due to increased professional fees associated with the filing of Form 10-SB in conjunction with the registration of our common stock. Furthermore, the Company incurred additional legal and accounting fees for the spin-off from our parent corporation, SportsNuts, Inc. We endeavor to decrease certain costs associated with personnel salaries and benefits, contract labor, and rent and occupancy-related expense. Our payroll expense accounted for approximately $26,589 of general and administrative expenses during 2004, as compared to $14,772 during 2003. Because we sublease our office facilities from our previous parent corporation, we do not anticipate any material commitments for capital expenditures in the foreseeable future.

     For the years ended December 31, 2004 and 2003, bad debts expense was $15,392 and $7,047, respectively. Certain accounts which were deemed uncollectible at December 31, 2004 were written off in order to present a conservative balance in our accounts receivable. New customers are now more closely scrutinized for credit worthiness and therefore we do not anticipate any large bad debts expense in the future.

     Selling and Marketing Expenses. Our selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses. For the year ended December 31, 2004, selling and marketing expenses were $48,321, a 93% increase from $25,086 during the year 2003. This increase was primarily attributable to increased payroll and advertising expenses during 2004. We expect that our sales and marketing expenditures will increase as we continue to develop our client base and expand our efforts in computer hardware and software leasing.

     Product Development. For the year ended December 31, 2004, product development expenses were $20,132, a 95% increase from $10,314 during the year 2003. Our product development expenses relate primarily to payroll and systems development for our programming and web site hosting services. We believe that significant investments in product development are required to remain competitive. Accordingly, we expect to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). We incurred net other income of $56,816 for the year ended December 31, 2004 compared to $133 during 2003. The increase in this category was mainly due to the gain on forgiveness of debt of $60,310 which was eliminated because of a creditor going out of business during the year. Most other income and expense related items were minimal except for income tax expense of $14,300 and $5,524, respectively during 2004 and 2003.

     Off-Balance Sheet Arrangements

     Synerteck is not subject to any off-balance sheet arrangements.

     Personnel

     Synerteck has two full-time employees, two part-time employees, and numerous project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered. We expect to hire one more full-time employee during 2005. Although competition for technology personnel in the metropolitan Salt Lake City area is intense, because we offer competitive compensation, maintain a productive and collegial work environment, and work with internationally-based clients, we don't believe we will have significant difficulty retaining additional employees or contract personnel in the future.

Liquidity and Capital Resources

     Since inception, we have financed Synerteck's operations from its business cash flows. As of December 31, 2004, Synerteck's primary source of liquidity consisted of $36,376 in cash and cash equivalents. Because Synerteck is profitable, we do not expect to require additional investment capital during the next twelve months to continue our operations at their current level. Nevertheless, we may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another information technology firm. At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

ITEM 7: FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB



                                    CONTENTS

Report of Independent Registered Public Accounting Firm...................... 17

Balance Sheets............................................................... 18

Statements of Operations..................................................... 20

Statements of Stockholders' Equity........................................... 21

Statements of Cash Flows..................................................... 22

Notes to the Financial Statements............................................ 23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Synerteck Incorporated


We have audited the accompanying balance sheets of Synerteck Incorporated as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synerteck Incorporated as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.




Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 17, 2005

                             SYNERTECK INCORPORATED
                                 Balance Sheets


                                     ASSETS

                                                                             December 31,
                                                                                    2004
                                                                           ------------------


CURRENT ASSETS

   Cash and cash equivalents (Note 2)                                      $           36,376
   Accounts receivable, net (Note 2)                                                    9,934
                                                                           ------------------

     Total Current Assets                                                              46,310
                                                                           ------------------

PROPERTY AND EQUIPMENT, NET (Note 2)                                                   20,008
                                                                           ------------------

OTHER ASSETS

   Receivable - related parties                                                        75,945
                                                                           ------------------

     Total Other Assets                                                                75,945
                                                                           ------------------

     TOTAL ASSETS                                                          $          142,263
                                                                           ==================

    The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                           Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31,
                                                                                    2004
                                                                            -----------------

CURRENT LIABILITIES

   Accounts payable                                                        $            7,885
   Accrued expenses                                                                    24,457
                                                                           ------------------

     Total Current Liabilities                                                         32,342
                                                                           ------------------

LONG TERM LIABILITIES

   Notes payable                                                                  15,000
   Notes payable - related parties                                                35,000
                                                                           ------------------

     Total Long Term Liabilities                                                  50,000
                                                                           ------------------

     TOTAL LIABILITIES                                                                 74,851
                                                                           ------------------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.001 par value; 10,000,000 shares
    authorized, -0- shares issued and outstanding                                         -
   Common stock, $0.001 par value; 100,000,000 shares
    authorized, 500,000 shares issued and outstanding                                     500
   Additional paid-in capital (deficit)                                                  (500)
   Retained Earnings                                                                   59,921
                                                                           ------------------

     Total Stockholders' Equity                                                        59,921
                                                                           ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $          142,263
                                                                           ==================

    The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                            Statements of Operations

                                                                                       For the Years Ended
                                                                                           December 31,
                                                                           --------------------------------------
                                                                                  2004                2003
                                                                           ------------------  ------------------

NET REVENUES

   Product revenue                                                         $           31,984  $          29,228
   Service revenue                                                                     72,346             19,872
   Related party revenue                                                              102,750             74,706
                                                                           ------------------  -----------------

     Total Net Revenues                                                               207,080            123,806
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                                7,973              6,098
   Cost of sales-service                                                               14,753              8,816
   Cost of sales-related party                                                         19,105             15,000
   General and administrative                                                          87,963             35,473
   Selling and marketing                                                               48,321             25,086
   Research and development                                                            20,132             10,314
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         198,247            100,787
                                                                           ------------------  -----------------

INCOME FROM OPERATIONS                                                                  8,833             23,019
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)

   Interest expense                                                                    (3,722)                 -
   Other income                                                                             -                 50
   Gain on forgiveness of debt                                                         60,310                  -
   Interest income                                                                        228                 83
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     56,816                133
                                                                           ------------------  -----------------

NET INCOME BEFORE INCOME TAXES                                                         65,649             23,152

PROVISION FOR INCOME TAXES (Note 6)                                                   (14,300)            (5,524)
                                                                           ------------------  -----------------

NET INCOME                                                                 $           51,349  $          17,628
                                                                           ==================  =================


BASIC NET INCOME PER SHARE                                                 $             0.10  $            0.04
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                    500,000            500,000
                                                                           ==================  =================

    The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                       Statements of Stockholders' Equity




                                                              Common Stock
                                                      ------------------------------
                                                                                            Additional
                                                                                              Paid-in                Retained
                                                        Shares            Amount         Capital(Deficit)            Earnings
                                                      ------------     -------------    --------------------     ------------------

Balance, December 31, 2001                                500,000            $  500                $  (500)      $        (15,857)

Net income for the year ended
December 31, 2002                                               -                 -                       -                  6,801
                                                      ------------     -------------    --------------------     ------------------

Balance, December 31, 2002                                500,000               500                   (500)                (9,056)

Net income for the year ended
December 31, 2003
                                                                -                 -                       -                 17,628
                                                      ------------     -------------    --------------------     ------------------

Balance, December 31, 2003                                500,000               500                   (500)                  8,572

Net income for the year ended
December 31, 2004                                               -                 -                       -                 51,349
                                                      ------------     -------------    --------------------     ------------------

Balance, December 31, 2004                                500,000            $  500                $  (500)      $          59,921
                                                      ============     =============    ====================     ==================

    The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                            Statements of Cash Flows


                                                                                               For the Years Ended
                                                                                                     December 31,
                                                                                   --------------------------------------
                                                                                           2004              2003
                                                                                   ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                       $          51,349   $          17,628
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation                                                                               4,509                 503
     Bad debts expense                                                                         11,597               7,047
     Gain on forgiveness of debt                                                              (60,310)                  -
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (16,436)             (3,454)
     Due to/from related parties                                                               (1,227)            (20,576)
     Accounts payable                                                                          (4,813)              8,399
     Accrued expenses                                                                          15,165                (824)
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) by Operating Activities                                          (166)              8,723
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                                                        (21,398)             (3,622)
                                                                                    -----------------   -----------------

       Net Cash Used in Investing Activities                                                  (21,398)             (3,622)
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                                 15,000              -
   Proceeds from notes payable - related parties                                               48,000                   -
   Payments on notes payable - related parties                                                (13,000)             -
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                               50,000   $          -
                                                                                    -----------------   -----------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                                        28,436   $           5,101

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                                            7,940               2,839
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                      $          36,376   $           7,940
                                                                                    =================   =================

SUPPLEMENTAL DISCLOSURES:

   Cash paid for interest                                                           $            -   $  -
   Cash paid for income taxes                                                       $            -   $  -

    The Accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

          Synerteck Incorporated (the Company) was incorporated under the laws of the State of Delaware on March 30, 2004 with authorized common stock of 100,000,000 shares and authorized preferred stock of 10,000,000 shares. Both classes of stock have a par value of $0.001 per share. The Company was originally formed as Synerteck Incorporated under the laws of the State of Utah on March 2, 2001 prior to its reincorporation into Delaware.

          A wholly owned subsidiary of SportsNuts, Inc. until November 15, 2004, the Company was created to be a technology partner with SportsNuts, Inc. for a variety of organizations, both sports and non-sports related, that require information technology services. These services include website hosting, website design and maintenance, computer hardware leasing, hardware and software programming and configuration, wide area network and local area network configuration, and other related services.

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

          d. Basic Net Loss per Share of Common Stock

          In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of

                             SYNERTECK INCORPORATED
                       Notes to the Financial Statements
                           December 31, 2004 and 2003


          December 31, 2004 and 2003.
NOTE 2 - SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

          e.   Allowance for Doubtful Accounts

          Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgement. As of December 31, 2004 and 2003, the allowance for doubtful accounts was $14,263.

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

                                                                 Life               2004                2003
                                                              ---------     ------------------  ------------------


                    Computer Equipment                        3 Years       $           14,718  $            3,622
                    Furniture and Fixtures                    5 Years                   10,301                 -
                    Less - Accumulated Depreciation                                     (5,012)               (503)
                                                                            ------------------  ------------------

                         Net Property and Equipment                         $           20,007  $            3,119
                                                                            ==================  ==================

     Depreciation expense for the years ended December 31, 2003 and 2002 was $4,509 and $503, respectively.

          g.   Revenue Recognition

          Products and services provided by the Company are broken down into two categories for revenue recognition purposes, they are: services, and off-the-shelf hardware/software sales. The revenue recognition policy for these categories is as follows:

          Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Advance customer payments are recorded as deferred revenue until such time as they are recognized. Product sales were solely derived from the resale of off-the-shelf hardware and software packages. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer.

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

                             SYNERTECK INCORPORATED
                       Notes to the Financial Statements
                           December 31, 2004 and 2003





NOTE  2 -  SIGNIFICANT  ACCOUNTING POLICIES (Continued)

          h.   Recent Accounting Pronouncements (Continued)

          In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002. The adoption of SFAS 146 had no impact on the Company's financial position, results of operations or cash flows.

          In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2004, the Company does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on its financial position, results of operations or cash flows.

          i.   Reclassifications

          Certain amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

          The Company was a wholly owned subsidiary of SportsNuts, Inc. until November 15, 2004. During the ordinary course of business there may have been amounts due to or from any of the companies in the then consolidated entity. These amounts are classified as either net receivables or net payables - related parties. Synerteck records all expenses related to their operations in their financial statements, therefore, there are no adjustments which would be required to present the Company's financial statements as if it had operated as an unaffiliated entity for the entire year. At December 31, 2004, the Company has a net related party receivable of $75,945.

          Service Agreements

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

          Effective April 1, 2004, the Company entered into a service agreement with SportsNuts, Inc., to provide various services including network and server maintenance and support, user support and website maintenance. In exchange for these services SportsNuts, Inc. will pay to the Company a non-refundable fee of $2,000 per month. No minimum or specific performance is required by the terms of this agreement.

                             SYNERTECK INCORPORATED
                       Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

          Management Services Agreement

          Effective April 1, 2004, the Company entered into a management services agreement with SportsNuts, Inc., to receive various services including use of information technologies, accounting and bookkeeping services, and limited legal, business development and administrative services for a non-refundable fee of $750 per month. No minimum or specific performance is required by the terms of this agreement.

          Office Space

          The Company is subject to a month-to-month rental agreement for its office space with SportsNuts, Inc. Currently, the rental fee is $1,000 per month and is subject to increase as more space is needed or due to economic factors. During the years ended December 31, 2004 and 2003 the Company paid SportsNuts, Inc. $12,000 for office space. The terms of this agreement are similar to those of other, unrelated, companies renting office space from SportsNuts, Inc.

NOTE 4 - NOTES PAYABLE

          Notes payable consisted of the following:
                                                                                            December 31,
                                                                                                2004
                                                                                           --------------

          Note payable to a company, interest at 8% per
           annum, due in full on March 1, 2007, unsecured                                  $       10,000

          Note payable to a company, interest at 8% per
           annum, due in full on March 1, 2007, unsecured                                           5,000
                                                                                           --------------

          Total Notes Payable                                                                      15,000
           Less: Current Portion                                                                   (  -  )
                                                                                           --------------

          Long-Term Notes Payable                                                          $       15,000
                                                                                           ==============


          Future minimum payments consist of the following at December 31,:


                       2005                                          $            -
                       2006                                                       -
                       2007                                                    15,000
                       2008 and thereafter                                        -
                                                                     ----------------

                       Total                                          $        15,000
                                                                     ================

                             SYNERTECK INCORPORATED
                       Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 5 - NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:
                                                                                                       December 31,
                                                                                                           2004
                                                                                                      --------------

              Note payable to a related individual, interest at 8%
               per annum, due in full on March 1, 2007, unsecured                                     $      10,000

              Note payable to a related individual, interest at 8%
               per annum, due in full on March 1, 2007, unsecured                                            10,000

              Note payable to a related individual, interest at 8%
               per annum, due in full on March 1, 2007, unsecured                                             5,000

              Note payable to a related individual, interest at 8%
               per annum, due in full on March 1, 2007, unsecured                                             5,000

              Note payable to a related individual, interest at 8%
               per annum, due in full on March 1, 2007, unsecured                                            5,000
                                                                                                      -------------

              Total Notes Payable - Related Parties                                                         35,000
              Less: Current Portion                                                                        (   -   )
                                                                                                      -------------

             Long-Term Notes Payable - Related Parties                                                $     35,000
                                                                                                      =============

              Future minimum payments consist of the following at December 31,:

                           2005                                           $       -
                           2006                                                   -
                           2007                                                35,000
                           2008 and thereafter                                    -
                                                                          -----------

                           Total                                          $    35,000
                                                                          ===========

NOTE 6 - EQUITY TRANSACTIONS

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

          On February 9, 2004, the Board of Directors approved the Company's amended and restated Articles of Incorporation (Amendment). The Amendment increases the authorized shares of common stock from 1,000,000 to 100,000,000 shares. The Amendment also provides for a new class of stock. The new class of stock is preferred stock with 10,000,000 shares authorized. Both common and preferred stock have no par value.

          On December 15, 2004, the Company's then parent, SportsNuts, Inc., distributed all of their shares of Synerteck Incorporated to the shareholders of SportsNuts, Inc. on a pro-rata basis by way of an exchange and distribution of 100% of Synerteck's outstanding

                             SYNERTECK INCORPORATE
                       Notes to the Financial Statements
                           December 31, 2004 and 2003


          shares. The total number of shares outstanding has not changed due to this transaction which terminated the parent/subsidiary relationship.

NOTE 7 - FINANCIAL INSTRUMENTS

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

          The carrying amount of cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature.

NOTE 8 - INCOME TAXES

          The Company was a wholly-owned subsidiary of SportsNuts, Inc. until November 15, 2004 and has been filing a consolidated tax return. For the purposes of these financial statements income tax expense has been calculated on the separate return basis as if the Company were not a part of a consolidated entity.

     The provision for income taxes as of December 31, 2004, 2003 and 2002 is detailed in the following summary:

                                                                      December  31,
                                                                ------------------------
                                                                    2004       2003
                                                                -----------  -----------
                Current:

                Federal income taxes                            $    10,586  $     4,089
                State income taxes                                    3,714        1,435

                Income tax expense                              $    14,300  $     5,524
                                                                ===========  ===========

     A reconciliation of income taxes at the state and federal statutory rate to the effective tax rate is as follows:

                                                                      December  31,
                                                                ------------------------
                                                                    2004       2003
                                                                -----------  -----------
                Income taxes computed at the state
                and federal  statutory rates (5% and
                15%, respectively)                              $    12,905  $     4,630
                Increase in allowance for bad debts                   1,952        1,109
                State  income   taxes                                  (557)        (215)
                                                                -----------  ------------

                   Income Tax Expense                           $   14,300   $      5,524
                                                                ===========  ============

NOTE 9 - COMMITMENTS AND CONTINGENCIES

          Major Customers

          For the year ended December 31, 2004, two customers generated revenues in excess of 10% of the Company's total revenues. Revenues from these customers totaled $113,682 (a related party) and $22,868 (a related party) or 55% and 11%, respectively.

          For the year ended December 31, 2003, one customer generated revenues in excess of

                             SYNERTECK INCORPORATED
                       Notes to the Financial Statements
                           December 31, 2004 and 2003


          10% of the Company's total revenues. Revenue from this customer totaled $96,428 (a related party) or 78%.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None

ITEM 8A: CONTROLS AND PROCEDURES


     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of December 31, 2004 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2004, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                    PART III


ITEM 9:  DIRECTORS,  OFFICERS,  PROMOTERS AND CONTROL  PERSONS;  COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

         Directors and Executive Officers

Name                                               Age             Position(1)
----                                               ---             --------

Clayton B. Barlow                                   33             President and Director
Chene Gardner                                       40             Chief Financial Officer and Director
Kenneth I. Denos                                    37             Director

(1) Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

     Clayton B. Barlow, age 33, is the President of Synerteck and is a member of the Synerteck board of directors. Mr. Barlow was appointed to the board of directors of Synerteck in January, 2004 for a one-year term expiring January, 2005 and has been the President of Synerteck prior to its corporate formation (as a division of SportsNuts, Inc., the former parent corporation of Synerteck) since December, 2000. Prior to his association with Synerteck, from October, 1999 to December, 2000, Mr. Barlow was an international project manager for STSN, Inc., a Salt Lake City-based provider of high speed internet access for the hospitality industry with a focus on business hotels. At STSN, Mr. Barlow was responsible for designing and integrating hotel internet infrastructure with access units in each hotel room. From September, 1997 to October, 1999, Mr. Barlow was the President of Maxim Mortgage, Corp., a residential mortgage broker based in Salt Lake City, Utah. Mr. Barlow holds MCSE 2000, MCP, and A+ certifications. Mr. Barlow is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

     Chene Gardner, age 40, is the Chief Financial Officer of Synerteck and a member of the Synerteck board of directors. Mr. Gardner was appointed to the board of directors of Synerteck in January, 2004 for a one-year term expiring January, 2005 and has been the Chief Financial Officer of Synerteck since its inception. Mr. Gardner also serves as the financial controller for SportsNuts, Inc., the former parent corporation of Synerteck, and has served in this capacity since September, 1999. Prior to his association with SportsNuts, from January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for
Aluminum Builders, Inc., a producer of various home improvement items. Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University. Mr. Gardner is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

     Kenneth I. Denos, age 37, has been a member of the board of directors of Synerteck since its formation in March, 2001, and is currently serving a one-year term expiring January, 2005. Mr. Denos also serves as the Chief Executive Officer and a director of SportsNuts, Inc., the former parent corporation of Synerteck and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Mr. Denos has served as a member of the SportsNuts, Inc. board of directors since April, 1999 and has served as its Chief Executive Officer since March, 2000. From April, 1999 until March, 2000, he served as Executive Vice President and General Counsel for SportsNuts. From November, 1998 until April, 1999, he served as Executive Vice President of SportsNuts.com, Inc., a privately held corporation in which a controlling interest was acquired by SportsNuts, Inc. (the former parent corporation of Synerteck) in April, 1999. From March, 1996 until November, 1998, Mr. Denos was an attorney with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, P.C. Mr. Denos currently serves on the board of directors of Healthcare Enterprise Group PLC (LSE:HCEG), a London-based healthcare products distribution and advisory firm and MCC Energy PLC (LSE: MCCE), a

London-based energy services firm. Mr. Denos is a licensed attorney in the State of Utah and is a member of the American Bar Association. Mr. Denos holds a Bachelor of Science degree in Business Finance and Political Science, a Master of Business Administration Degree, and a Juris Doctor, all received from the University of Utah. Other than SportsNuts, Inc., Mr. Denos is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.


Board of Directors Meetings and Committees

     Although various items were reviewed and approved by the board of directors during 2004, the board of directors held no meetings during the fiscal year ended December 31, 2004.

     Synerteck does not have Audit or Compensation Committees of the board of directors because each director of Synerteck reviews the financial statements and independent audits of Synerteck.

Code of Ethics

     We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer and any person performing similar functions). A copy of our code of ethics is publicly available on our website at www.synerteck.com under the caption "INVESTORS." If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

     We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

     During the year ended December 31, 2004, we failed to file a Form 4 for the following directors, executive officers and significant stockholders: Kenneth Denos (one filing); Chene Gardner (one filing); Clayton Barlow (one filing); Prestbury Investment Holdings Limited (one filing); and Gardner Management Profit Sharing Plan and Trust (one filing).

ITEM 10:  EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2004, 2003, and 2002 by Clayton Barlow, Synerteck's Chief Executive Officer. No other executive officer of Synerteck received more than $100,000 in total salary and bonus. Although Synerteck may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist.

Summary Compensation Table

                                                                                 Long-Term
                           Annual Compensation                                 Compensation
                           -------------------                                 ------------

                                                                                Securities
        Name and                                                                Underlying           All Other
   Principal Position          Year           Salary            Bonus             Options           Compensation
   ------------------          ----           ------            -----             -------           ------------

Clayton Barlow                 2004           $58,910           $6,087               0                    $0
CEO                            2003           $42,000           $6,516               0                    $0
                               2002           $45,341            $628                0                    $0

----------------------------------------------------------------------------------------------------------------


Compensation of Directors

     Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings.

Employment Agreements

     None of our executive officers are subject to an employment agreement with Synerteck.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     (a) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (par value $0.001 per share) as of May 7, 2005 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2004, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2004 as a group. As of such date, the Company had 500,000 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 11585 South State Street, Suite 102, Draper, Utah 84020.

                                                                                       Common Stock
         Directors and Executive Officers of Synerteck, and
                    5% Stockholders of SportsNuts                          Number           Percent of Class(1)
                    -----------------------------                          ------           ----------------

Clayton Barlow(2)                                                          11,228                  2.25%

Chene Gardner(3)                                                           11,089                  2.22%

Kenneth Denos(4)                                                           16,891                  3.38%

Prestbury Investment Holdings Limited(5)                                   112,288                22.46%

Nigel Wray(6)                                                              112,288                22.46%

Nicholas Leslau(7)                                                         112,288                22.46%

Gardner Management Profit Sharing Plan and Trust(8)                        55,128                 11.03%

Elbert Gardner(9)                                                          55,128                 11.03%

Todd Shell(10)                                                             33,685                 6.74%

All directors and officers as a group                                      39,208                 7.84%
(3 persons)

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 500,000 shares of Synerteck common stock outstanding as of March 7, 2005, and shares of SportsNuts common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Synerteck common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer and Director of Synerteck. Includes 11,228 shares of Synerteck.

(3) Chief Financial Officer and Director of Synerteck. Includes 11,089 shares of Synerteck common stock held by Mr. Gardner.

(4) Secretary and Director of Synerteck. Includes 8,983 shares of Synerteck common stock held directly by Mr. Denos. Because Mr. Denos is a member of the Board of Directors of Moore, Clayton & Co., Inc., this number also includes 4,812 shares held directly by Moore, Clayton & Co., Inc. Because Mr. Denos is a member of the board of directors of Sportsnuts, Inc., this number also includes 3,096 shares held directly by Sportsnuts, Inc.

(5) Principal Shareholder of Synerteck. Includes 112,288 shares of Synerteck common stock held directly by Prestbury Investment Holdings Limited.

(6) Member of the Board of Directors and, together with Mr. Nicholas Leslau, the controlling shareholders of Prestbury Investment Holdings Limited. Includes 112,288 shares of Synerteck common stock held directly by Prestbury Investment Holdings Limited.
                                       34

(7) Member of the Board of Directors and, together with Mr. Nigel Wray, the controlling shareholders of Prestbury Investment Holdings Limited. Includes 112,288 shares of Synerteck common stock held directly by Prestbury Investment Holdings Limited.

(8) Principal shareholder of Synerteck. Includes 55,128 shares of Synerteck common stock held directly by Gardner Management Profit Sharing Plan and Trust. Gardner Management Profit Sharing Plan and Trust is not affiliated with Chene Gardner.

(9) Trustee of the Gardner Management Profit Sharing Plan and Trust. Includes 55,128 shares of Synerteck common stock held directly by Gardner Management Profit Sharing Plan and Trust.

(10) Principal shareholder of Synerteck. Includes 22,457 shares of Synerteck common stock held directly by Mr. Shell and 11,228 shares of Synerteck common stock held by Kelli Shell, the wife of Mr. Shell.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Effective April 1, 2004, Synerteck entered into a management services agreement with SportsNuts, Inc., a company in which Kenneth Denos, a director of Synerteck, serves as the Chairman and CEO, its sole shareholder, to receive various services, including use of computer servers and telecommunications equipment, accounting and bookkeeping services, limited legal services and advice, business development services, and administrative services for a fee equal to $750 per month. For the foreseeable future, we intend to utilize these services to assist us in maintaining Synerteck's reporting status under the Securities Exchange Act of 1934. The management services agreement is terminable by Synerteck or SportsNuts on ninety days written notice. The fees payable in connection with this agreement were based upon the following:

     o An average of five hours per month of bookkeeping services, valued at $70.00 per hour;

     o An average of two hours per month of routine legal services, valued at $125.00 per hour;

     o Fees for use of computer equipment and computer facilities access of $100.00 per month, comparable with charges to other subtenants of SportsNuts for such usage; and

     o Fees for use of routine office supplies of $50.00 per month, comparable with charges to other subtenants of SportsNuts for such usage.

     Synerteck is subject to a month-to-month sublease with SportsNuts Inc., a company in which Kenneth Denos, a director of Synerteck, serves as the Chairman and CEO, for the use of office and hardware facilities. We pay SportsNuts a rental fee of $1,000 per month, which may increase as our business grows. Synerteck's rental fee is based on exclusive usage of approximately one-fourth of the office space of SportsNuts, which pays an aggregate rental rate of $4,250 per month and is comparable to rents charged to other subtenants of SportsNuts. We utilize these facilities for the operation of our day-to-day business. As Synerteck grows and expands, we may seek alternative arrangements for our executive offices and operations elsewhere in the Salt Lake City metropolitan area. Synerteck's sublease with SportsNuts is attached as an exhibit to this registration statement.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Documents Filed as a Part of this Report

                  (1)      Financial Statements

                  See "Item 7 - Financial Statements Required by Form 10-KSB."

                  (2)      Financial Statement Schedules

     The following Financial Statement Schedules of the Company and its subsidiaries, together with the report of Bouwhuis Morrill & Company, LLC, the Company's independent accountants, thereon are filed as part of this Report on Form 10-KSB as listed below and should be read in conjunction with the consolidated financial statements of the Company:

     Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial Statement Schedules.

                  (3)      Exhibits

                  See "Index to Exhibits."

         (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the year ended December 31, 2004.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees Billed For Audit and Non-Audit Services

     The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, ("BMC") for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2004, and all fees billed for other services rendered by BMC during those periods.


Year Ended December 31                                               2004                    2003
----------------------                                               ----                    ----

Audit Fees(1)                                                       $6,685                    $0
Audit-Related Fees(2)                                                  0                       0
Tax Fees(3)                                                            0                       0
All Other Fees(4)                                                      0                       0
                                                               ------------------      ------------------

Total Accounting Fees and Services                                  $6,685                  $00,000


  (1) Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements. There were no fees paid by the Company in 2003 because all fees were paid by SportsNuts, Inc., the former parent corporation of the Company. The amounts shown for BMC in 2004 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2004.

  (2) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

  (3) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

  (4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

INDEX TO EXHIBITS



         Exhibit
         Number                                              Title of Document
         ------                                              -----------------


           3.1             Certificate of Incorporation of Synerteck Incorporated, a Delaware corporation.1

           3.2             Bylaws of Synerteck Incorporated, a Delaware corporation.1

          10.1             Services Agreement between the Registrant and Healthcare Enterprise Group PLC.1

          10.2             Summary of Services Agreement between the Registrant and Moore, Clayton & Co.
                           Inc.1

          10.3             Services Agreement between the Registrant and SportsNuts, Inc.1

          10.4             Management and Business Development Agreement between the Registrant and
                           SportsNuts, Inc.1

          10.5             Sublease Agreement between the Registrant and SportsNuts, Inc.1

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

          99.2             Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.3             Certification by Chief Executive Officer Clayton Barlow, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.4             Certification by Chief Financial Officer Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Filed as an Exhibit to Amendment Number 2 to the Company's registration statement on Form 10-SB, filed with the Commission on September 15, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         SYNERTECK INCORPORATED


Dated: March 15, 2005                                By:    /s/ Clayton Barlow
                                                          ----------------------
                                                                Clayton Barlow
                                                                President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                                            Title                                     Date
     ---------                                            -----                                     ----


/s/ Clayton Barlow                    Director and President                                   March 15, 2005
----------------------------

/s/ Chene Gardner                     Director and Chief Financial Officer                     March 15, 2005
---------------------------

/s/ Kenneth I. Denos                  Director and Secretary                                   March 15, 2005
------------------------------