Form 10-K/A
period 2004-12-31
SYNERTECK INC
filed 2005-05-09
CIK 1289630

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                 Amendment No. 1
                                       to
                                   FORM 10-KSB

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

       -------------------------------------------------------------------
        (Former name or former address and former fiscal year, if changed since last report.)


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

ITEM 3: LEGAL PROCEEDINGS.....................................................11

ITEM 4: SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS...................11

PART II.......................................................................12

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............12

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.........................................................12

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..........................................................31

ITEM 8A:  CONTROLS AND PROCEDURES.............................................31

PART III......................................................................32

ITEM 9:  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.............................................32

ITEM 10:  EXECUTIVE COMPENSATION..............................................34

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS...............................................35

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................37

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K....................................37

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................38

INDEX TO EXHIBITS.............................................................39

SIGNATURES....................................................................40

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


     Certifications and Licenses

     The following is a brief summary of certifications and licenses held by individual members of our staff and/or by our contract personnel:

               o MicrosoftTM Certified Systems Engineer. This credential is the premier certification for information technology professionals who are required to analyze business requirements in a MicrosoftTM software environment, and is one of the most widely recognized technical certifications in the information technology industry. Individuals who hold this credential have demonstrated that they possess the necessary skills to design, implement, administer, and troubleshoot the most advanced Microsoft WindowsTM operating system and Microsoft Windows ServersTM system. One of our employees has this certification and one of our contract personnel has this certification.

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


GOVERNMENT REGULATION

     The business of Synerteck is not currently subject to substantial federal, state, or local government regulation. Because the principal component of Synerteck's business consists of services, we are not subject to any significant environmental laws or regulations, and do not anticipate excessive levels of
U.S. federal or state government regulation of Synerteck's business. Synerteck is subject to standard taxation rates for sales, income, and other activities in the United States and does not pay taxes overseas. Nevertheless, because two of Synerteck's principal clients are headquartered in the United Kingdom, the government of the United Kingdom could impose taxes, duties, or other fees upon Synerteck as a foreign supplier of services in the United Kingdom, which in turn could reduce the gross profit we receive in connection with our ongoing service contracts. Any such imposition by the government of the United Kingdom could materially affect our business, financial condition, and results of operations. Because we do not have an office in the United Kingdom and provide almost all of our services for our United Kingdom-based clients from our offices in the United States, we do not believe it reasonably likely that the U.K. Inland Revenue or other U.K. governmental agencies will impose taxes, duties, or other fees upon Synerteck.


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

     For the year ended December 31, 2004, cost of sales was $41,831, a 40% increase from $29,914 during the year 2003. This increase corresponds with the increase of revenues associated with the new technology maintenance contracts referred to above. Cost of sales is attributable to (i) expenses incurred pursuant to the delivery of our information technology support, and (ii) sales commissions paid in connection with technology consulting projects.

         General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; bad debts expense, travel and other miscellaneous office and administrative expenses. General and administrative expenses for the year ended December 31, 2004 were $157,073, a 343% increase from $35,473 during the year 2003. This increase was principally due to bad debts expense incurred during 2004. Bad debts expense for the years ended December 31, 2004 and 2003, were $80,707 and $7,047, respectively. Certain accounts which were deemed uncollectible at December 31, 2004 were written off in order to present a conservative balance in our accounts receivable. New customers are now more closely scrutinized for credit worthiness and therefore we do not anticipate any large bad debts expense in the future.

     We also incurred increased professional fees associated with the filing of Form 10-SB in conjunction with the registration of our common stock. Furthermore, the Company incurred additional legal and accounting fees for the spin-off from our parent corporation, SportsNuts, Inc. We endeavor to decrease certain costs associated with personnel salaries and benefits, contract labor, and rent and occupancy-related expense. Our payroll expense accounted for approximately $26,589 of general and administrative expenses during 2004, as compared to $14,772 during 2003. Because we sublease our office facilities from our previous parent corporation, we do not anticipate any material commitments for capital expenditures in the foreseeable future.

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

     Other Income (Expense). We incurred net other expense of $3,494 for the year ended December 31, 2004 compared to net other income of $133 during 2003. The increase in expenses in this category was mainly due to interest expense on notes payable.

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

ITEM 7: FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB

                             SYNERTECK INCORPORATED

                       Financial Statements for the Years
                             Ended December 31, 2004
                      And Report of Independent Registered
                             Public Accounting Firm

                                    CONTENTS

Report of Independent Registered Public Accounting Firm...................... 18

Balance Sheet................................................................ 19

Statements of Operations..................................................... 20

Statements of Stockholders' Equity........................................... 21

Statements of Cash Flows..................................................... 22

Notes to the Financial Statements............................................ 23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Synerteck Incorporated
Draper, Utah


We have audited the accompanying balance sheet of Synerteck Incorporated as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synerteck Incorporated as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11, the accompanying 2004 financial statements have been restated.




Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 17, 2005

                             SYNERTECK INCORPORATED
                                  Balance Sheet
                                  (as restated)


                                     ASSETS
                                                                             December 31,
                                                                                 2004
                                                                           ------------------

CURRENT ASSETS

   Cash and cash equivalents                                               $           36,376
   Accounts receivable, net (Note 2)                                                   16,769
                                                                           ------------------

     Total Current Assets                                                              53,145
                                                                           ------------------

PROPERTY AND EQUIPMENT, NET (Note 2)                                                   20,008
                                                                           ------------------

     TOTAL ASSETS                                                          $           73,153
                                                                           ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                        $            7,885
   Accrued expenses                                                                    10,157
                                                                           ------------------

     Total Current Liabilities                                                         18,042
                                                                           ------------------

LONG TERM LIABILITIES

   Notes payable                                                                       15,000
   Notes payable - related parties                                                     35,000
                                                                           ------------------

     Total Long Term Liabilities                                                       50,000
                                                                           ------------------

     TOTAL LIABILITIES                                                                 68,042
                                                                           ------------------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.001 par value; 10,000,000 shares
    authorized, -0- shares issued and outstanding                                         -
   Common stock, $0.001 par value; 100,000,000 shares
    authorized, 500,000 shares issued and outstanding                                     500
   Additional paid-in capital                                                          59,810
   Accumulated deficit                                                                (55,199)
                                                                           ------------------

     Total Stockholders' Equity                                                         5,111
                                                                           ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $           73,153
                                                                           ==================

   The Accompanying notes are an integral part of these financial statements.

                             SYNERTECK INCORPORATED
                            Statements of Operations
                        For the Years Ended December 31,

                                                                                   2004              2003
                                                                           ------------------  -----------------
                                                                              (as restated)

NET REVENUES

   Product revenue                                                         $           31,984  $          29,228
   Service revenue                                                                     72,346             19,872
   Product and service revenue - related parties                                      102,750             74,706
                                                                           ------------------  -----------------

     Total Net Revenues                                                               207,080            123,806
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                                7,973              6,098
   Cost of sales-service                                                               14,753              8,816
   Cost of sales-related parties                                                       19,105             15,000
   General and administrative                                                         157,073             35,473
   Selling and marketing                                                               48,321             25,086
   Research and development                                                            20,132             10,314
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         267,357            100,787
                                                                           ------------------  -----------------

INCOME (LOSS) FROM OPERATIONS                                                        (60,277)             23,019
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)

   Interest expense                                                                    (3,722)                 -
   Other income                                                                             -                 50
   Interest income                                                                        228                 83
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    (3,494)                133
                                                                           ------------------  -----------------

NET INCOME  (LOSS) BEFORE INCOME TAXES                                               (63,771)             23,152

PROVISION FOR INCOME TAXES (Note 8)                                                         -             (5,524)
                                                                           ------------------ ------------------

NET INCOME (LOSS)                                                          $         (63,771)  $          17,628
                                                                           ==================  =================


BASIC NET INCOME (LOSS) PER SHARE                                          $           (0.13)  $            0.04
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                    500,000            500,000
                                                                           ==================  =================




   The accompanying notes are an integral part of these financial statements.

                             SYNERTECK INCORPORATED
                       Statements of Stockholders' Equity
                                  (as restated)


                                                              Common Stock                  Additional
                                                                                              Paid-in               Accumulated
                                                          Shares        Amount            Capital(Deficit)             Deficit
                                 `                    ------------------------------    -------------------      ------------------

Balance, December 31, 2002                                500,000      $       500      $                        $
                                                                                        (500)                    (9,056)

Net income for the year ended
December 31, 2003                                               -                 -                       -                 17,628
                                                      ------------     -------------    --------------------     ------------------

Balance, December 31, 2003                                500,000               500                   (500)                  8,572

Gain on forgiveness of related party debt
(Note 10)
                                                                -                 -                  60,310
                                                                                                                                 -
                                                      ------------     -------------    --------------------     ------------------

Net loss for the year ended
December 31, 2004                                               -                 -                       -               (63,771)
                                                      ------------     -------------    --------------------     ------------------

Balance, December 31, 2004                                500,000            $  500     $            59,810      $        (55,199)
                                                      ============     =============    ====================     ------------------













   The accompanying notes are an integral part of these financial statements.

                             SYNERTECK INCORPORATED
                            Statements of Cash Flows
                        For the Years Ended December 31,

                                                                                          2004                2003
                                                                                    -----------------   -----------------
                                                                                      (as restated)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                                $        (63,771)   $          17,628
   Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
     Depreciation expense                                                                       4,509                 503
     Bad debts expense                                                                         80,707               7,047
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (16,436)             (3,454)
     Due to/from related parties                                                               (8,718)            (20,576)
     Accounts payable                                                                          (4,813)              8,399
     Accrued expenses                                                                           8,356                (824)
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) by Operating Activities                                          (166)              8,723
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                                                        (21,398)             (3,622)
                                                                                    -----------------   -----------------

       Net Cash Used in Investing Activities                                                  (21,398)             (3,622)
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                                 15,000                   -
   Proceeds from notes payable - related parties                                               48,000                   -
   Payments on notes payable - related parties                                                (13,000)                  -
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                               50,000   $               -
                                                                                    -----------------   -----------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                                        28,436   $           5,101

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                                            7,940               2,839
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                      $          36,376   $           7,940
                                                                                    =================   =================

SUPPLEMENTAL DISCLOSURES:

   Cash paid for interest                                                           $            -      $               -
   Cash paid for income taxes                                                       $            -      $               -



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

          d. Basic Net Loss per Share of Common Stock

          In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of December 31, 2004 and 2003.

                             SYNERTECK INCORPORATED
                       Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e.   Allowance for Doubtful Accounts

          Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgement. As of December 31, 2004, the allowance for doubtful accounts was $7,428.

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

                                                           Life               2004                2003
                                                         ---------     ------------------  ------------------

               Computer Equipment                         3 Years      $           14,718  $            3,622
               Furniture and Fixtures                     5 Years                  10,302                   -
               Less - Accumulated Depreciation                                     (5,012)               (503)
                                                                       ------------------  ------------------

                    Net Property and Equipment                         $           20,008  $            3,119
                                                                       ==================  ==================

          Depreciation expense for the years ended December 31, 2004 and 2003 was $4,509 and $503, respectively.

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

          i.   Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SRAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2004.

          At December 31, 2004, the Company had net operating loss carryforwards of approximately $84,000 which may be offset against future taxable income through 2024. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

          j.   Reclassifications

          Certain amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

          The Company was a wholly owned subsidiary of SportsNuts, Inc. until November 15, 2004. During the ordinary course of business there may have been amounts due to or from any of the companies in the then consolidated entity. These amounts are classified as either net receivables or net payables - related parties. Synerteck records all expenses related to their operations in their financial statements, therefore, there are no adjustments which would be required to present the Company's financial statements as if

                             SYNERTECK INCORPORATED
                       Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 3 - RELATED PARTY TRANSATIONS (Continued)

          it had operated as an unaffiliated entity for the entire year.

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

                             SYNERTECK INCORPORATED
                       Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 4 - NOTES PAYABLE

         Notes payable consisted of the following:
                                                                                                  December 31,
                                                                                                     2004
                                                                                              --------------------

         Note payable to a company, interest at 8% per
          annum, due in full on March 1, 2007, unsecured                                     $              10,000

         Note payable to a company, interest at 8% per
          annum, due in full on March 1, 2007, unsecured                                                     5,000
                                                                                              --------------------

         Total Notes Payable                                                                                15,000
         Less: Current Portion                                                                                  -
                                                                                              --------------------

         Long-Term Notes Payable                                                              $            15,000
                                                                                              ====================


          Future minimum payments consist of the following at December 31:

                        2005                                                 $               -

                        2006
                                                                                             -
                        2007
                                                                                          15,000
                        2008 and thereafter
                                                                                             -
                                                                             --------------------

                        Total                                                $            15,000
                                                                             ====================


NOTE 5 - NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties consisted of the following:
                                                                                               December 31,
                                                                                                  2004
                                                                                           ------------------

         Note payable to a related individual, interest at 8%
          per annum, due in full on March 1, 2007, unsecured                                  $       10,000

         Note payable to a related individual, interest at 8%
          per annum, due in full on March 1, 2007, unsecured                                           10,000

         Note payable to a related individual, interest at 8%
          per annum, due in full on March 1, 2007, unsecured                                            5,000

         Note payable to a related individual, interest at 8%
          per annum, due in full on March 1, 2007, unsecured                                            5,000


         Note payable to a related individual, interest at 8%
          per annum, due in full on March 1, 2007, unsecured                                            5,000
                                                                                                   ----------

              Total Notes Payable - Related Parties                                                    35,000

              Less: Current Portion                                                                         -
                                                                                              ---------------


              Long-Term Notes Payable - Related Parties                                       $        35,000
                                                                                              ===============

                             SYNERTECK INCORPORATED
                       Notes to the Financial Statements
                           December 31, 2004 and 2003

Note 5 - NOTES PAYABLE - RELATED PARTIES (Continued)

              Future minimum payments consist of the following at December 31,:

                            2005                                           $                  -
                            2006                                                              -
                            2007                                                           35,000
                            2008 and thereafter                                               -
                                                                           -----------------------
                            Total                                          $               35,000
                                                                           =======================

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

          On November 15, 2004, the Company's then parent, SportsNuts, Inc., distributed all of their shares of Synerteck Incorporated to the shareholders of SportsNuts, Inc. on a pro-rata basis by way of an exchange and distribution of 100% of Synerteck's outstanding shares. The total number of shares outstanding has not changed due to this transaction which terminated the parent/subsidiary relationship.

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

          The provision for income taxes as of December 31, 2004 and 2003 is detailed in the following summary:


                                                                                           December 31,
                                                                                     2004                 2003
                                                                               -----------------    -----------------

                   Current:

                   Federal income taxes                                        $        (12,534)    $          4,089
                   State income taxes                                                    (4,397)               1,435
                   Allowance for deferred tax benefit                                    16,931                  -
                                                                               -----------------    -----------------

                   Income tax expense (benefit)                                $            -       $          5,524
                                                                               =================    =================

          A reconciliation of income taxes at the state and federal statutory rate to the effective tax rate is as follows:

                                                                                           December 31,
                                                                                     2004                2003
                                                                               -----------------    -----------------
                     Income taxes (benefit) computed at the state
                     and Federal statutory rates (5% and
                     15%, respectively)                                        $        (12,754)    $           4,630
                     Decrease in allowance for bad debts                                 (4,837)                1,109
                     State income taxes                                                     660                  (215)
                     Allowance for deferred tax benefit                                  16,931                   -
                                                                               -----------------     ----------------


                      Income Tax Expense (benefit)                             $            -        $         5,524
                                                                               =================     ================

NOTE 9 - COMMITMENTS AND CONTINGENCIES

          Major Customers

          For the year ended December 31, 2004, two customers generated revenues in excess of 10% of the Company's total revenues. Revenues from these customers totaled $113,682 (a related party) and $22,868 (a related party) or 55% and 11%, respectively.

          For the year ended December 31, 2003, one customer generated revenues in excess of 10% of the Company's total revenues. Revenue from this customer totaled $96,428 (a related party) or 78%.

          Royalty Agreement

          In connection with the notes payable entered into during 2004, the Company entered into royalty agreements with the holders of the notes. Pursuant to the terms of the embedded royalty agreements the holders of the notes are entitled to a royalty of 2% of the Company's gross revenues collected (cash basis). At December 31, 2004, the Company had accrued $2,245 relating to these royalties. The royalty is to be divided on a pro rata basis among the note holders.

NOTE 10 - GAIN ON FORGIVENESS OF RELATED PARTY DEBT

          During 2004, a related party forgave debt of the Company in the amount of $60,310. Due to this relationship the gain has been reported as an increase in additional paid-in-capital rather than through the statement of operations.

                             SYNERTECK INCORPORATED
                       Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 11 - RESTATED FINANCIAL STATEMENTS

          Subsequent to issuing the Company's financial statements for the year ended December 31, 2004, the Company discovered certain errors in the previously issued financial statements. These financial statements have been restated to correct for these errors which are as follows:

          The allowance for doubtful accounts was previously overstated by $6,835 which caused a reduction in the net accounts receivable balance.

          A   previously   reported   related   party   receivable   was  deemed
          uncollectible and written-off to bad debt expense which is included in general and administrative expenses in the amount of $75,945.

          The Company previously reported net income and included a provision for income taxes which was included in accrued expenses in the amount of $14,300. The Company is now reporting a loss so no such provision is necessary.

          The Company originally reported a gain on forgiveness of debt for a related party which has been reclassified as an increase in additional paid-in capital due to the relationship. The amount of additional paid-in capital relating to this reclassification is $60,310.

          The impact of these adjustments on the Company's financial statements as originally reported is as follows for the year ended December 31:


                                                                        As Previously                As
          2004                                                            Reported                Restated
          ----                                                        -------------------    -----------------

          Balance sheet:
              Accounts receivable, net                                  $           9,934     $        16,769
              Receivables - related party                                          75,945                 -
              Accrued expenses                                                     24,457              10,157
              Additional paid-in capital                                             (500)             59,810
              Accumulated deficit                                                  59,921             (55,199)
          Statement of operations:
              General and administrative                                $          87,963      $      157,073
              Gain on forgiveness of debt                                          60,310                 -
              Net income (loss)                                                    51,349             (63,771)
              Basic net income (loss) per share                         $            0.10      $        (0.13)

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

--------------------------------------------------------------------------------------------------------------------


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

                                                   SYNERTECK INCORPORATED


Dated: March 15, 2005                         By:  /s/ Clayton Barlow
                                                   -----------------------------
                                                       Clayton Barlow
                                                       President


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


     Signature                                            Title                                     Date
     ---------                                            -----                                     ----

/s/ Clayton Barlow                    Director and President                                   March 15, 2005
----------------------------

/s/ Chene Gardner                     Director and Chief Financial Officer                     March 15, 2005
---------------------------

/s/ Kenneth I. Denos                  Director and Secretary                                   March 15, 2005
---------------------------