Form 10QSB
period 2005-03-31
SYNERTECK INC
filed 2005-05-11
CIK 1289630

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 000-50754

                             SYNERTECK INCORPORATED
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                           20-0929024
     --------                                                           ----------
     (State or other jurisdiction of                                    (IRS Employer
     incorporation or organization)                                     Identification No.)

     11585 South State Street, Suite 102
     Draper, Utah                                                       84020
     ------------                                                       -----
    (Address of principal executive offices)                            (Zip Code)

                            (801) 816-2505 (Issuer's
                                telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2005, the Company had outstanding 500,000 shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of March 31, 2005.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB







                                    CONTENTS

Condensed Balance Sheets...................................................... 4

Condensed Statements of Operations............................................ 6

Condensed Statements of Stockholders' Equity.................................. 8

Condensed Statements of Cash Flows............................................ 9

Notes to the Condensed Financial Statements.................................. 11

                              SYNERTECK INCORPORATED
                            Condensed Balance Sheets


                                     ASSETS

                                                                                 March 31,       December 31,
                                                                                    2005              2004
                                                                           ------------------  -----------------
                                                                               (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                                               $           19,876  $          36,376
   Accounts receivable, net                                                            16,781             16,769
   Prepaid expenses                                                                       175                  -
                                                                           ------------------  -----------------

     Total Current Assets                                                              36,832             53,145
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT, NET                                                            18,266             20,008
                                                                           ------------------  -----------------

OTHER ASSETS
   Marketable securities                                                               66,129                  -
                                                                           ------------------  -----------------

     Total Other Assets                                                                66,129                  -
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          121,227  $          73,153
                                                                           ==================  =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $            5,047  $           7,885
   Accrued expenses                                                                    12,370             10,157
                                                                           ------------------  -----------------

     Total Current Liabilities                                                         17,417             18,042
                                                                           ------------------  -----------------

LONG TERM LIABILITIES
   Notes payable                                                                       15,000             15,000
   Notes payable - related parties                                                     35,000             35,000
                                                                           ------------------  -----------------

     Total Long Term Liabilities                                                       50,000             50,000
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                                 67,417             68,042
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value; 100,000,000 shares
    authorized, 500,000 shares issued and outstanding                                     500                500
   Additional paid-in capital                                                          59,810             59,810
   Accumulated deficit                                                                 (6,500)           (55,199)
                                                                           ------------------- ------------------

     Total Stockholders' Equity                                                        53,810              5,111
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $          121,227  $          73,153
                                                                           ==================  =================


                                       4
    The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                           March 31,
                                                                           -------------------------------------
                                                                                     2005           2004
                                                                           ------------------  -----------------

NET REVENUES

   Product revenue                                                         $            8,797  $          11,152
   Service revenue                                                                     15,104             11,482
   Product and service revenue - related parties                                       28,570             13,520
                                                                           ------------------  -----------------

     Total Net Revenues                                                                52,471             36,154
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                                2,801              3,725
   Cost of sales-service                                                                4,050              3,516
   Cost of sales-related parties                                                        8,864              3,900
   General and administrative                                                          21,299             10,578
   Selling and marketing                                                               12,375              5,471
   Research and development                                                             5,379              3,196
                                                                           ------------------  -----------------

     Total Operating Expenses                                                          54,768             30,386
                                                                           ------------------  -----------------

INCOME (LOSS) FROM OPERATIONS                                                         (2,297)              5,768
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                      (986)                 -
   Unrealized gain on marketable securities                                            51,982                  -
   Interest income                                                                          -                 67
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     50,996                 67
                                                                           ------------------  -----------------

NET INCOME BEFORE INCOME TAXES                                                         48,699              5,835

PROVISION FOR INCOME TAXES                                                                  -             (1,123)
                                                                           ------------------  -----------------

NET INCOME                                                                 $           48,699  $           4,712
                                                                           ==================  =================


BASIC NET INCOME PER SHARE                                                 $             0.10  $            0.01
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                    500,000            500,000
                                                                           ==================  =================



                                       5
The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                       Statements of Stockholders' Equity




                                                               Common Stock                Additional
                                                      -------------------------------        Paid-in            Accumulated
                                                         Shares            Amount            Capital               Deficit
                                                      -------------     -------------     --------------     ------------------

Balance, December 31, 2003                                  500,000     $        500      $       (500)      $           8,572

Gain on forgiveness of related party debt                         -                -             60,310                      -

Net income for the year ended
December 31, 2004                                                 -                -                  -               (63,771)
                                                      --------------    -------------     --------------     ------------------

Balance, December 31, 2004                                  500,000              500             59,810               (55,199)

Net income for the three months ended March 31,
2005 (unaudited)                                                  -                -                  -                 48,699
                                                      --------------    -------------     --------------     ------------------

Balance, March 31, 2005 (unaudited)                         500,000     $        500      $    59,810               $  (6,500)
                                                      --------------    -------------     --------------     ------------------

















                                       6
 The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                        For the Three Months Ended
                                                                                                  March 31,
                                                                                    -------------------------------------
                                                                                             2005                 2004
                                                                                    -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                       $          48,699   $           4,712
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation                                                                               1,742                 302
     Unrealized gain on marketable securities                                                 (51,982)                  -
   Changes in operating assets and liabilities:
     Accounts receivable                                                                          (12)                722
     Due to/from related parties                                                                    -               4,123
     Other current assets                                                                        (175)                  -
     Accounts payable                                                                          (2,838)             (3,668)
     Accrued expenses                                                                           2,213                (878)
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) by Operating Activities                                        (2,353)              5,313
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of marketable securities                                                         (14,147)                  -
                                                                                    -----------------   -----------------

       Net Cash Used in Investing Activities                                                  (14,147)                  -
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                          -              15,000
   Proceeds from issuance of notes payable - related parties                                        -              35,000
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                                    -              50,000
                                                                                    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                             (16,500)  $          55,313

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           36,376               7,940
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          19,876   $          63,253
                                                                                    =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $              -    $              -
   Income taxes                                                                     $              -    $              -


                                       7
   The accompanying notes are and integral part of these condensed financial statements

                             SYNERTECK INCORPORATED
                   Notes to the Condensed Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004 included in its Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Results of Operations

     Following is our discussion of the relevant items affecting results of operations for the periods ended March 31, 2005 and 2004.

     Revenues. Revenue is recognized upon completion of services or delivery of goods. Advance customer payments are recorded as deferred revenue until such time as they are recognized. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer. Therefore, product warranties have no effect on the financial statements.

     Synerteck generated net revenues of $52,471 during the three months ended March 31, 2005, which represents a 45% increase compared to $36,154 in net revenues during the first quarter of 2004. This increase was mainly due to added services provided to existing clients. Although web site design revenues decreased, several new IT service contracts were established in the first three months of 2005 which added to the total net revenues recorded. During the first three months of 2005 and 2004, we received $31,510 and $13,520, respectively, in gross revenues from systems support. Other sources of revenue were information technology services, hardware sales and equipment leases. We anticipate that these three areas will constitute the principal source of Synerteck's revenue for the foreseeable future.

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

         Cost of sales for the three months ended March 31, 2005 were $15,715, a 41% increase from $11,141 during the first quarter of 2004. This increase corresponds with the increase in revenues for the quarter. Revenues for the three months ended March 31, 2005 were more heavily weighted towards service as opposed to hardware and software sales when compared to the same period in the prior year. IT services and systems support yield a higher margin than hardware and software sales. Cost of sales is attributable to (i) expenses incurred pursuant to the delivery of our information technology support, and (ii) sales commissions paid in connection with technology consulting projects.

     General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the three months ended March 31, 2005 were $21,299, a 101% increase from $10,578 during the first quarter of 2004. This increase was primarily due to accounting and legal fees associated with the audit of the financial statements and filings with the Securities and Exchange Commission. Professional fees accounted for approximately $8,546 of general and administrative expenses during the three month period ended March 31, 2005, as compared to $3,000 during the first three months of 2004. Although we endeavor to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense, as the business grows, these expenses will increase. Because we sublease our office facilities from our former parent corporation, we do not anticipate any material commitments for capital expenditures in the foreseeable future.

     Selling and Marketing Expenses. Our selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses. Selling and marketing expenses for the three months ended March 31, 2005 were $12,375, a 126% increase from $5,471 during the first quarter of 2004. This increase was primarily attributable to increased salaries of sales personnel as well as additional expenditures for advertising and marketing. We expect that our sales and marketing expenditures will increase as we continue to develop our client base and expand our efforts in computer hardware and software leasing.

     Product Development. Product research and development expenses for the three months ended March 31, 2005 were $5,379, a 68% increase from $3,196 during the first quarter of 2004. Our product development expenses relate primarily to payroll and systems development for our programming and web site hosting services. We believe that significant investments in product development are required to remain competitive. Accordingly, we expect to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). We incurred net other income of $50,996 for the three months ended March 31, 2005 compared to net other income of $67 during the first three months of 2004. The income recorded in the first quarter of 2005 is the result of stock options exercised by the Company which were received from a client for services rendered. The increase in value of the stock of $51,982 has been recorded as an unrealized gain on marketable securities. The expenses incurred in this category were comprised primarily of interest expenses related to the notes payable issued by the Company during the first half of 2004. Income tax expense of $1,123 was also recorded during the first three months of 2004.

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

Liquidity and Capital Resources

     Since inception, we have financed Synerteck's operations from its business cash flows and the issuance of $50,000 of promissory notes. As of March 31, 2005, Synerteck's primary source of liquidity consisted of $19,876 in cash and cash equivalents. Because Synerteck is profitable, we do not expect to require additional investment capital during the next twelve months to continue our operations at their current level. Nevertheless, we may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another information technology firm. At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

RISK FACTORS

     Operating Risks

     We are Heavily Dependent Upon our Key Personnel. Synerteck's success depends, in large part, upon the talents and skills of its management and key personnel. In addition, to the extent that any of our key personnel are unable or refuse to continue their association with Synerteck, a suitable replacement would have to be found. The competition for qualified personnel in the computer networking is intense, and there are limited numbers of such qualified personnel in the metropolitan Salt Lake City area. We cannot assure you that we would be able to find suitable replacements for our existing management personnel or technical personnel, or that we could retain such replacements for an affordable amount.

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

     o increasing competition from outsourced lowre overhead firms in India, Russia, and other rapidly developing technology sectors around the world; or

     o damage from fire, earthquakes, prolonged power outages, or other natural or man-made disasters. o

     We will Require Additional Financing for Expansion and other Functions. We will likely require substantial additional capital in the future for expansion, business development, marketing, computer software and systems, overhead, administrative, and other expenses. We cannot assure you that we will be able to raise additional funds or that financing will be available to Synerteck on acceptable terms. Lack of additional funds could significantly affect our business. Further, funds raised through future equity financing could be substantially dilutive to you and other existing shareholders.

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

     You May Lack Liquidity in Your Shares. Our stockholders may have greater difficulty in selling their shares when they want and for the price they want. The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market. The bulletin board does not operate under the same rules and standards as the Nasdaq stock market, including, for example, order handling rules. The absence of these rules and standards may make it more difficult for a stockholder to obtain execution of an order to trade and to obtain the price they wanted for a trade. This means our shareholders may not be able to sell their shares when they want for a price they want. In addition, because stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. Investors' orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities. Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders
- an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution. Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.

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


ITEM 3. CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of March 31, 2005 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.


ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the quarter ended March 31, 2005.

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

                                                SYNERTECK INCORPORATED

Date: May 11, 2005                              BY: /S/ Chene Gardner
-------------------------                       -------------------------------
                                                Chene Gardner
                                                Chief Financial Officer