Form 10QSB
period 2005-06-30
SYNERTECK INC
filed 2005-08-11
CIK 1289630

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

                            (801) 816-2505
                            --------------
                      (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2005, the Company had outstanding 2,000,000 shares of common stock and 50,000 shares of preferred stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of June 30, 2005.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB





                                    CONTENTS

Condensed Balance Sheets...................................................... 4

Condensed Statements of Operations............................................ 5

Condensed Statements of Stockholders' Equity.................................. 7

Condensed Statements of Cash Flows............................................ 8

Notes to the Condensed Financial Statements.................................. 10

                             SYNERTECK INCORPORATED
                            Condensed Balance Sheets

                                     ASSETS
                                     ------

                                                                                   June 30,      December 31,
                                                                                      2005              2004
                                                                           ------------------  ----------------------
                                                                               (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                               $           36,289  $          36,376
   Accounts receivable, net                                                            14,131             16,769
                                                                           ------------------  -----------------
     Total Current Assets                                                              50,420             53,145
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT, NET                                                            16,524             20,008
                                                                           ------------------  -----------------

OTHER ASSETS
   Marketable securities                                                               48,543                  -
                                                                           ------------------  -----------------
     Total Other Assets                                                                48,543                  -
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          115,487  $          73,153
                                                                           ==================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $            6,675  $           7,885
   Accrued expenses                                                                     2,647             10,157
                                                                           ------------------  -----------------
     Total Current Liabilities                                                          9,322             18,042
                                                                           ------------------  -----------------

LONG TERM LIABILITIES
   Notes payable                                                                            -             15,000
   Notes payable - related parties                                                          -             35,000
                                                                           ------------------  -----------------
     Total Long Term Liabilities                                                            -             50,000
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                                  9,322             68,042
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value; 10,000,000 shares
    authorized, 50,000 and -0- shares issued and
    outstanding, respectively                                                              50                  -
   Common stock, $0.001 par value; 100,000,000 shares
    authorized, 2,000,000 and 500,000 shares issued and
    outstanding, respectively                                                           2,000                500
   Additional paid-in capital                                                         142,231             59,810
   Accumulated deficit                                                                (38,116)           (55,199)
                                                                           ------------------- ------------------

     Total Stockholders' Equity                                                       106,165              5,111
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $          115,487  $          73,153
                                                                           ==================  =================

                                       4
The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                  For the Three Months Ended
                                                                                           June 30,
                                                                           -------------------------------------
                                                                                  2005                2004
                                                                           ------------------  -----------------
NET REVENUES

   Product revenue                                                         $            1,168  $           6,962
   Service revenue                                                                     13,413             15,847
   Product and service revenue - related parties                                       13,890             28,180
                                                                           ------------------  -----------------

     Total Net Revenues                                                                28,471             50,989
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                                  828              6,498
   Cost of sales-service                                                                1,164              1,664
   Cost of sales-related parties                                                        2,124              3,352
   General and administrative                                                          21,348             18,294
   Selling and marketing                                                               11,266             10,830
   Research and development                                                             4,960              4,570
                                                                           ------------------  -----------------

     Total Operating Expenses                                                          41,690             45,208
                                                                           ------------------  -----------------

INCOME (LOSS) FROM OPERATIONS                                                         (13,219)             5,781
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                      (811)            (1,293)
   Unrealized loss on marketable securities                                           (17,586)                 -
   Interest income                                                                          -                 67
                                                                           ------------------  -----------------

     Total Other Expenses                                                             (18,397)            (1,226)
                                                                           ------------------  -----------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                                 (31,616)             4,555

PROVISION FOR INCOME TAXES                                                                  -                  -
                                                                           ------------------  -----------------

NET INCOME (LOSS)                                                          $          (31,616) $           4,555
                                                                           ==================  =================


BASIC NET INCOME (LOSS) PER SHARE                                          $           (0.04)  $            0.01
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                    780,220            500,000
                                                                           ==================  =================

The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                          June 30,
                                                                           -------------------------------------
                                                                                  2005                2004
                                                                           ------------------  -----------------
NET REVENUES

   Product revenue                                                         $            7,024  $          18,114
   Service revenue                                                                     31,897             29,098
   Product and service revenue - related parties                                       42,020             39,930
                                                                           ------------------  -----------------

     Total Net Revenues                                                                80,941             87,142
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                                5,429             12,650
   Cost of sales-service                                                                5,278              8,278
   Cost of sales-related parties                                                        9,124              6,727
   General and administrative                                                          42,645             27,201
   Selling and marketing                                                               23,641             14,636
   Research and development                                                            10,340              6,101
                                                                           ------------------  -----------------

     Total Operating Expenses                                                          96,457             75,593
                                                                           ------------------  -----------------

INCOME (LOSS) FROM OPERATIONS                                                         (15,516)            11,549
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                    (1,797)            (1,293)
   Unrealized gain on marketable securities                                            34,396                  -
   Interest income                                                                          -                134
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     32,599             (1,159)
                                                                           ------------------  -----------------

NET INCOME BEFORE INCOME TAXES                                                         17,083             10,390

PROVISION FOR INCOME TAXES                                                                  -             (1,123)
                                                                           ------------------  -----------------

NET INCOME                                                                 $           17,083  $           9,267
                                                                           ==================  =================


BASIC NET INCOME PER SHARE                                                 $             0.03  $            0.02
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                    640,884            500,000
                                                                           ==================  =================

The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                  Condensed Statements of Stockholders' Equity


                                        Preferred Stock                 Common Stock              Additional
                                   --------------------------    ----------------------------      Paid-in           Accumulated
                                     Shares         Amount         Shares           Amount         Capital             Deficit
                                   -----------    ----------    ------------     -----------    --------------    ----------------

Balance, December 31,
2003                                        -      $       -        500,000      $      500    $        (500)    $          8,572

Gain on forgiveness
of related party debt                       -              -               -               -            60,310                   -

Net income for the year ended
December 31, 2004                           -              -               -               -                 -             (63,771)
                                   -----------     ----------    ------------     -----------    --------------    ----------------
Balance, December 31,
2004                                        -              -          500,000            500            59,810             (55,199)

Issuance of preferred stock
for cash (unaudited)                    50,000            50               -               -            24,950                   -

Common stock issued for
debt payment (unaudited)                    -              -        1,500,000          1,500            57,471                   -

Net income for the six
months ended June 30,
2005 (unaudited)                            -              -               -               -                 -              17,083
                                   -----------     ----------    ------------     -----------    --------------    ----------------
Balance, June 30, 2005
(unaudited)                             50,000     $      50        2,000,000     $     2,000    $      142,231     $      (38,116)
                                   ===========     ==========    ============     ===========    ==============    ================











                                       7
The accompanying notes are an integral part of theses condensed financial statements.

                             SYNERTECK INCORPORATED
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                           For the Six Months Ended
                                                                                                    June 30,
                                                                                    -------------------------------------
                                                                                           2005                2004
                                                                                    -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                       $          17,083   $           9,267
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation                                                                               3,484               1,308
     Unrealized gain on marketable securities                                                 (34,396)                  -
   Changes in operating assets and liabilities:
     Accounts receivable                                                                        2,638              (8,349)
     Due to/from related parties                                                                    -              (1,877)
     Accounts payable                                                                          (1,210)             10,533
     Accrued expenses                                                                           1,461               3,362
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) by Operating Activities                                       (10,940)             14,244
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of marketable securities                                                          (14,147)                  -
   Purchases of property & equipment                                                                -             (18,321)
                                                                                    -----------------   -----------------

       Net Cash Used in Investing Activities                                                  (14,147)            (18,321)
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of preferred stock                                                   25,000                   -
   Proceeds from issuance of notes payable                                                          -              15,000
   Proceeds from issuance of notes payable - related parties                                        -              35,000
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                               25,000              50,000
                                                                                    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                                 (87)  $          45,923

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           36,376               7,940
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          36,289   $          53,863
                                                                                    =================   =================


                                       8
The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                 Condensed Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                           For the Six Months Ended
                                                                                                    June 30,
                                                                                    -------------------------------------
                                                                                           2005                 2004
                                                                                    -----------------   -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $              -    $              -
   Income taxes                                                                     $              -    $              -

Non-Cash Investing and Financing Activities:

   Common stock issued to convert notes payable
   and accrued interest and royalty fees                                            $          58,971   $              -
















                                       9
The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                   Notes to the Condensed Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004 included in its Form 10-KSB.
          Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

NOTE 2 - MATERIAL EVENTS

          On April 8, 2005, the Company entered into a preferred stock purchase agreement with an individual investor whereby the Company agreed to issue 50,000 of its previously unissued Series A preferred stock for cash of $25,000. The preferred shares will convert into common stock of the Company during a three year period on a one for one basis.

          On June 13, 2005, the Company issued 1,500,000 shares of its common stock in satisfaction of notes payable and accrued interest and royalty fees totaling $58,971.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You  should  read  the  following  discussion  of the  company's  financial condition and results of operations in conjunction with the audited financial statements and related notes included in the filing of the company's annual 10-KSB. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. You should carefully consider the information set forth above under the caption "Risk Factors" in addition to the other information set forth in this report. We caution you that Synerteck's business and financial performance is subject to substantial risks and uncertainties.


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

RESULTS OF OPERATIONS

     Following is our discussion of the relevant items affecting results of operations for the periods ended June 30, 2005 and 2004.

     REVENUES. Revenue is recognized upon completion of services or delivery of goods. Advance customer payments are recorded as deferred revenue until such time as they are recognized. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer. Therefore, product warranties have no effect on the financial statements.

     Synerteck generated net revenues of $28,471 during the three months ended June 30, 2005, which represents a 44% decrease compared to $50,989 in net revenues during the second quarter of 2004. For the six month period ended June 30, 2005, net revenues were $80,941, representing a 7% decrease compared to $87,142 in net revenues during the first six months of 2004. This decrease was mainly due to the reduction in systems support services provided to one large client during the second quarter of 2005. During the second quarters of 2005 and 2004, we received $10,510 and $26,410, respectively, in gross revenues from systems support. Although hardware sales revenues decreased, several new IT service contracts were established in the first three months of 2005 which added to the total net revenues recorded for the first six months of 2005. Other sources of revenue were information technology services, hardware sales and equipment leases. We anticipate that these three areas will constitute the principal source of Synerteck's revenue for the foreseeable future.

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

     Cost of sales for the three months ended June 30, 2005 were $4,116, a 64% decrease from $11,514 during the second quarter of 2004. For the six month period ended June 30, 2005, cost of sales was $19,831, a 28% decrease from $27,655 during the first six months of 2004. This decrease corresponds with the decrease in revenues for the same period. Revenues for the six months ended June 30, 2005 were more heavily weighted towards service as opposed to hardware and software sales when compared to the same period in the prior year. IT services and systems support yield a higher margin than hardware and software sales. Cost of sales is attributable to (i) expenses incurred pursuant to the delivery of
our  information   technology  support,
and (ii) sales commissions paid in connection with technology consulting projects.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the three months ended June 30, 2005 were $21,348, a 17% increase from $18,294 during the second quarter of 2004. For the six month period ended June 30, 2005, general and administrative expenses were $42,645, a 57% increase from $27,201 during the first six months of 2004. This increase was primarily due to accounting and legal fees associated with the audit of the financial statements and filings with the Securities and Exchange Commission. Professional fees accounted for approximately $18,456 of general and administrative expenses during the six month period ended June 30, 2005, as compared to $10,825 during the first six months of 2004. Although we endeavor to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense, as the business grows, these expenses will increase. Because we sublease our office facilities from our former parent corporation, we do not anticipate any material commitments for capital expenditures in the foreseeable future.

     SELLING AND MARKETING EXPENSES. Our selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses. Selling and marketing expenses for the three months ended June 30, 2005 were $11,266, a 4% increase from $10,830 during the second quarter of 2004. For the six month period ended June 30, 2005, selling and marketing expenses were $23,641, a 62% increase from $14,636 during the first six months of 2004. This increase was primarily attributable to increased salaries of sales personnel as well as additional expenditures for advertising and marketing. We expect that our sales and marketing expenditures will increase as we continue to develop our client base and expand our efforts in computer hardware and software leasing.

     PRODUCT DEVELOPMENT. Product research and development expenses for the three months ended June 30, 2005 were $4,960, a 9% increase from $4,570 during the second quarter of 2004. For the six month period ended June 30, 2005, product development expenses were $10,340, a 69% increase from $6,101 during the first six months of 2004. Our product development expenses relate primarily to payroll and systems development for our programming and web site hosting services. We believe that significant investments in product development are required to remain competitive. Accordingly, we expect to incur increased expenditures with respect to product development in future periods.

     OTHER INCOME (EXPENSE). We incurred net other income of $32,599 for the six months ended June 30, 2005 compared to net other expense of $1,159 during the first six months of 2004. The income recorded in the first half of 2005 is the result of stock options exercised by the Company which were received from a client for services rendered. The increase in value of the stock of $34,396 has been recorded as an unrealized gain on marketable securities. The expenses incurred in this category were comprised primarily of interest expenses related to the notes payable issued by the Company during the first half of 2004. Income tax expense of $1,123 was also recorded during the first six months of 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed Synerteck's operations from its business cash flows and the issuance of $50,000 of promissory notes. As of June 30, 2005, Synerteck's primary source of liquidity consisted of $36,289 in cash and cash equivalents. Because Synerteck is profitable, we do not expect to require additional investment capital during the next twelve months to continue our operations at their current level. Nevertheless, we may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another information technology firm. At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

     OUR BUSINESS IN INHERENTLY RISKY. Service based businesses in the computer networking and hosting industries are inherently risky. If our services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.

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

     YOU COULD BE DILUTED FORM THE ISSUANCE OF ADDITIONAL COMMON AND PREFERRED STOCK. Synerteck is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. To the extent of such authorization, the Synerteck board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.


ITEM 3. CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of June 30, 2005 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On April 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with David Ross, an individual investor. Subject to the terms and conditions of this Agreement, at the closing the investor agreed to purchase and the Company agreed to sell and issue Investor shares of the Company's Series A Preferred Stock, par value $0.001 per share, which will convert into Common Stock of the Company during a three-year period commencing on April 8, 2005 on a 1-for-1 basis. The total consideration paid by the Investor for this stock was $25,000. The Series A Preferred Stock bought is free and clear of all pledges, liens, encumbrances and restrictions. The Company shall only be able to consummate any stock dividend stock split (whether a forward split or reverse split), recapitalization, share capital consolidation with written consent from the investor. The investor is a "sophisticated" investor as defined under Rule
501. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Sections 3(a)(11) and 4(2) of the Securities Act of 1933. The Company has used the proceeds received from the investor for working capital.

     On June 13, 2005, the Company converted into common stock certain promissory notes issued by the Company to certain individual investors on March 1, 2004. Subject to the terms and conditions of the conversion agreements, the Company agreed to convert an aggregate amount of $50,000 in principal, plus interest, as accrued, with respect to these notes into an aggregate of 1,500,000 shares of Common Stock of the Company. The Common Stock delivered to the Investors was free and clear of all pledges, liens and encumbrances, but is considered "restricted securities" under the Securities Act of 1933. The investors were "accredited investors" or "sophisticated" investors as defined under Rule 501. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that these transactions were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. The Company has used the proceeds received from the investors for working capital.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS:

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

          10.6             Preferred Stock Purchase Agreement dated April 8, 2005 (2)

          99.1             Certification by Chief Executive Officer, Clayton Barlow, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.2             Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.3             Certification by Chief Executive Officer Clayton Barlow, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.4             Certification by Chief Financial Officer Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Filed as an Exhibit to Amendment Number 2 to the Company's registration statement on Form 10-SB, filed with the Commission on September 15, 2004.
(2)  Filed as an Exhibit to Form 8-K,  filed  with the  Commission  on April 11,
     2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SYNERTECK INCORPORATED

Date: _________________________________            BY: /S/ Chene Gardner
                                                   ----------------------------
                                                   Chene Gardner
                                                   Chief Financial Officer