Form 10QSB
period 2005-10-30
SYNERTECK INC
filed 2005-11-14
CIK 1289630

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2005, the Company had outstanding 3,000,000 shares of common stock and 50,000 shares of preferred stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of September 30, 2005.

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

Condensed Statements of Stockholders' Equity.................................. 7

Condensed Statements of Cash Flows............................................ 8

Notes to the Condensed Financial Statements.................................. 10

                             SYNERTECK INCORPORATED
                            Condensed Balance Sheets


                                     ASSETS
                                     ------

                                                                             September 30,       December 31,
                                                                                      2005              2004
                                                                           ------------------  ----------------------
                                                                               (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                                               $           48,650  $          36,376
   Accounts receivable, net                                                            13,240             16,769
   Other current assets                                                                 1,571                  -
                                                                           ------------------  -----------------
     Total Current Assets                                                              63,461             53,145
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT, NET                                                            14,783             20,008
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $           78,244  $          73,153
                                                                           ==================  =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                        $           28,476  $           7,885
   Accrued expenses                                                                     3,912             10,157
                                                                           ------------------  -----------------
     Total Current Liabilities                                                         32,388             18,042
                                                                           ------------------  -----------------

LONG TERM LIABILITIES
   Notes payable                                                                            -        15,000
   Notes payable - related parties                                                          -        35,000
                                                                           ------------------  -----------------
     Total Long Term Liabilities                                                            -        50,000
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                                 32,388             68,042
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value; 10,000,000 shares
    authorized, 50,000 and -0- shares issued and
    outstanding, respectively                                                              50                  -
   Common stock, $0.001 par value; 100,000,000 shares
    authorized, 3,000,000 and 500,000 shares issued and
    outstanding, respectively                                                           3,000                500
   Additional paid-in capital                                                         181,231             59,810
   Accumulated deficit                                                               (138,425)           (55,199)
                                                                           ------------------- ------------------

     Total Stockholders' Equity                                                        45,856              5,111
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $           78,244  $          73,153
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

                             SYNERTECK INCORPORATED
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                  For the Three Months Ended
                                                                                        September 30,
                                                                           -------------------------------------
                                                                                 2005                 2004
                                                                           ------------------  -----------------

NET REVENUES

   Product revenue                                                         $                -  $           1,907
   Service revenue                                                                     23,630             27,435
   Product and service revenue - related parties                                       18,592             31,410
                                                                           ------------------  -----------------

     Total Net Revenues                                                                42,222             60,752
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                                    -              1,488
   Cost of sales-service                                                                1,864              1,364
   Cost of sales-related parties                                                        3,575              2,901
   General and administrative                                                          88,211             23,740
   Selling and marketing                                                               44,590             16,731
   Research and development                                                             3,024              7,037
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         141,264             53,261
                                                                           ------------------  -----------------

INCOME (LOSS) FROM OPERATIONS                                                         (99,042)             7,491
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                       (39)            (1,008)
   Realized loss on marketable securities                                              (5,158)                 -
   Gain on forgiveness of debt                                                          3,932                  -
   Interest income                                                                          -                 80
                                                                           ------------------  -----------------

     Total Other Expenses                                                              (1,266)              (928)
                                                                           ------------------  -----------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                                (100,308)             6,563

PROVISION FOR INCOME TAXES                                                                  -             (1,263)
                                                                           ------------------  ------------------

NET INCOME (LOSS)                                                          $         (100,308) $           5,300
                                                                           ==================  =================


BASIC NET INCOME (LOSS) PER SHARE                                          $           (0.04)  $            0.01
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                  2,630,435            500,000
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

                             SYNERTECK INCORPORATED
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                           -------------------------------------
                                                                                   2005               2004
                                                                           ------------------  -----------------

NET REVENUES

   Product revenue                                                         $            7,024  $          20,022
   Service revenue                                                                     63,559             56,532
   Product and service revenue - related parties                                       52,580             71,340
                                                                           ------------------  -----------------

     Total Net Revenues                                                               123,163            147,894
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Cost of sales-product                                                                4,929             14,137
   Cost of sales-service                                                               12,642             11,442
   Cost of sales-related parties                                                        7,699              7,829
   General and administrative                                                         131,933             50,941
   Selling and marketing                                                               70,622             31,367
   Research and development                                                             5,822             13,138
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         237,722            128,854
                                                                           ------------------  -----------------

INCOME (LOSS) FROM OPERATIONS                                                        (114,559)            19,040
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                    (1,836)            (2,301)
   Realized gain on marketable securities                                              29,238                  -
   Gain on forgiveness of debt                                                          3,932                  -
   Interest income                                                                          -                214
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     31,333             (2,087)
                                                                           ------------------  -----------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                                 (83,226)            16,953

PROVISION FOR INCOME TAXES                                                                  -             (3,263)
                                                                           ------------------  -----------------

NET INCOME (LOSS)                                                          $          (83,226) $          13,690
                                                                           ==================  =================


BASIC NET INCOME PER SHARE                                                 $            (0.06) $            0.03
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                                  1,311,355            500,000
                                                                           ==================  =================


                                       6
The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                  Condensed Statements of Stockholders' Equity


                                                                                                  Additional
                                                                                                    Paid-in          Accumulated
                                        Preferred Stock                 Common Stock                Capital            Deficit
                                   --------------------------    ----------------------------    --------------    ----------------
                                     Shares         Amount         Shares           Amount
                                   -----------     ----------    ------------     -----------    --------------    ----------------

Balance, December 31,                       -      $       -         500,000      $      500     $       (500)     $         8,572
2003

Gain on forgiveness of
related party debt                          -              -               -               -            60,310                   -

Net income for the year ended
December 31, 2004                           -              -               -               -                 -             (63,771)
                                   -----------     ----------    ------------     -----------    --------------    ----------------

Balance, December 31,
2004                                        -              -         500,000             500            59,810             (55,199)

Issuance of preferred stock
for cash (unaudited)                   50,000             50               -               -            24,950                   -

Common stock issued for debt
payment (unaudited)                         -              -       1,500,000           1,500            57,471                   -

Common stock issued for
services (unaudited)                        -              -       1,000,000           1,000            39,000                   -

Net loss for the nine months
ended September 30, 2005
(unaudited)                                 -              -               -               -                 -            (83,226)
                                   -----------     ----------    ------------     -----------    --------------    ----------------
Balance, September 30,
2005 (unaudited)                       50,000      $       50       3,000,000     $     3,000    $      181,231    $     (138,425)
                                   ===========     ==========    ============     ===========    ==============    ================





                                       7
The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                           For the Nine Months Ended
                                                                                                   September 30,
                                                                                           2005                2004
                                                                                    -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                                $         (83,226)  $          13,690
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation                                                                               5,225               2,767
     Stock issued for services                                                                 40,000                   -
     Realized gain on trading securities                                                      (29,238)                  -
   Changes in operating assets and liabilities:
     Accounts receivable                                                                        3,529             (14,195)
     Trading securities                                                                        29,238                   -
     Due to/from related parties                                                                    -                 263
     Other current assets                                                                      (1,571)               (715)
     Accounts payable                                                                          20,591              (1,667)
     Accrued expenses                                                                           2,726               7,365
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) by Operating Activities                                       (12,726)              7,508
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property & equipment                                                                -             (21,397)
                                                                                    -----------------   -----------------

       Net Cash Used in Investing Activities                                                        -             (21,397)
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of preferred stock                                                   25,000                   -
   Proceeds from issuance of notes payable                                                          -              15,000
   Proceeds from issuance of notes payable - related parties                                        -              35,000
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                               25,000              50,000
                                                                                    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                              12,274              36,111

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           36,376               7,940
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          48,650   $          44,051
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

                             SYNERTECK INCORPORATED
                 Condensed Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                         For the Nine Months Ended
                                                                                                 September 30,
                                                                                    -------------------------------------
                                                                                           2005                2004
                                                                                    -----------------   -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $              -    $              -
   Income taxes                                                                     $              -    $              -

Non-Cash Investing and Financing Activities:

   Common stock issued to convert notes payable
   and accrued interest and royalty fees                                            $          58,971   $              -

   Common stock issued for services                                                 $          40,000   $              -











                                       9
The accompanying notes are an integral part of these condensed financial statements.

                             SYNERTECK INCORPORATED
                   Notes to the Condensed Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004 included in its Form 10-KSB. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

          On August 3, 2005, the Company issued 1,000,000 shares of its common stock as part of the Company's 2005 Stock Incentive Plan to its employees and contractors. The shares were registered with the Securities and Exchange Commission on Form S-8 on August 11, 2005.

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

RESULTS OF OPERATIONS

     Following is our discussion of the relevant items affecting results of operations for the periods ended September 30, 2005 and 2004.

     REVENUES. Revenue is recognized upon completion of services or delivery of goods. Advance customer payments are recorded as deferred revenue until such time as they are recognized. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer. Therefore, product warranties have no effect on the financial statements.

     Synerteck generated net revenues of $42,222 during the three months ended September 30, 2005, which represents a 31% decrease compared to $60,752 in net revenues during the third quarter of 2004. For the nine month period ended September 30, 2005, net revenues were $123,163, representing a 17% decrease compared to $147,894 in net revenues during the first nine months of 2004. This decrease was mainly due to the reduction in systems support services provided to one large related party client during the nine months ended September 30, 2005. During the first nine months of 2005 and 2004, we received $52,580 and $71,340, respectively, in gross revenues from systems support. Although hardware sales revenues decreased, several new IT service contracts were established in the first three months of 2005 which contributed to the total net revenues recorded for the first nine months of 2005. Other sources of revenue were information technology services, hardware sales and equipment leases. We anticipate that these three areas will constitute the principal source of Synerteck's revenue for the foreseeable future.

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

     Cost of sales for the three months ended September 30, 2005 were $5,439, a 5% decrease from $5,753 during the third quarter of 2004. For the nine month period ended September 30, 2005, cost of sales was $25,270, a 24% decrease from $33,408 during the first nine months of 2004. This decrease corresponds with the decrease in revenues for the same period. Revenues for the nine months ended September 30, 2005 were more heavily weighted towards service as opposed to hardware and software sales when compared to the same period in the prior year. IT services and systems support yield a higher margin than hardware and software sales. Cost of sales is attributable to (i) expenses incurred pursuant to the delivery of our information technology support, and (ii) sales commissions paid in connection with technology consulting projects.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the three months ended September 30, 2005 were $88,211, a 272% increase compared to $23,740 during the third quarter of 2004. For the nine month period ended September 30, 2005, general and administrative expenses were $131,933, a 159% increase from $50,941 during the first nine months of 2004. This increase was primarily due to the issuance of common stock to certain employees and contract personnel under the Company's Stock Incentive Plan. The value of the stock as well as the services received was $40,000. Without this non-cash expense, general and administrative expenses would have been $91,933 for the nine month period ended September 30, 2005. Other costs in this category were accounting and legal fees associated with the audit of the financial statements and filings with the Securities and Exchange Commission. Professional fees accounted for approximately $25,253 of general and administrative expenses during the nine month period ended September 30, 2005, as compared to $20,635 during the first nine months of 2004. Although we endeavor to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense, as the business grows, these expenses will increase. Because we sublease our office facilities from our former parent corporation, we do not anticipate any material commitments for capital expenditures in the foreseeable future.

     SELLING AND MARKETING EXPENSES. Our selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses. Selling and marketing expenses for the three months ended September 30, 2005 were $44,590, a 167% increase from $16,731 during the third quarter of 2004. For the nine month period ended September 30, 2005, selling and marketing expenses were $70,622, an 125% increase from $31,367 during the first nine months of 2004. This increase was primarily attributable to increased salaries of sales personnel as well as additional expenditures for advertising and marketing. We expect that our sales and marketing expenditures will increase as we continue to develop our client base and expand our efforts in computer hardware and software leasing.

     PRODUCT DEVELOPMENT. Product research and development expenses for the three months ended September 30, 2005 were $3,024, a 57% decrease from $7,037 during the second quarter of 2004. For the nine month period ended September 30, 2005, product development expenses were $5,822, a 56% decrease from $13,138 during the first nine months of 2004. This decrease was the result of the decrease in our product development expenses related to systems development for our programming and web site hosting services. We believe that significant investments in product development are required to remain competitive. Accordingly, we expect to incur increased expenditures with respect to product development in future periods.

     OTHER INCOME (EXPENSE). We incurred net other income of $31,333 for the nine months ended September 30, 2005 compared to net other expense of $2,087 during the first nine months of 2004. The income recorded in 2005 is mainly the result of the sale of marketable securities resulting in a realized gain of $29,238. The expenses incurred in this category were comprised primarily of interest expenses related to the notes payable issued by the Company during the first half of 2004. Income tax expense of $3,263 was also recorded during the first nine months of 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed Synerteck's operations from its business cash flows and the issuance of $50,000 of promissory notes. As of September 30, 2005, Synerteck's primary source of liquidity consisted of $48,650 in cash and cash equivalents. Because Synerteck is cash flow positive, we do not expect to require additional investment capital during the next twelve months to continue our operations at their current level. Nevertheless, we may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another information technology firm. At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

     We undertake no obligation to update any forward-looking statements, but you are advised to consult any further disclosures by Synerteck on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, we are providing these cautionary statements identifying risk factors, listed below, that could cause our actual results to differ materially from expected and historical results. It is not possible for our management to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

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

     WE WILL REQUIRE ADDITIONAL FINANCING FOR EXPANSION AND OTHER FUNCTION. We will likely require substantial additional capital in the future for expansion, business development, marketing, computer software and systems, overhead, administrative, and other expenses. We cannot assure you that we will be able to raise additional funds or that financing will be available to Synerteck on acceptable terms. Lack of additional funds could significantly affect our business. Further, funds raised through future equity financing could be substantially dilutive to you and other existing shareholders.

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


ITEM 3.  CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of September 30, 2005 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended September 30, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On April 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with David Ross, an individual investor. Subject to the terms and conditions of this Agreement, at the closing the investor agreed to purchase and the Company agreed to sell and issue investor shares of the Company's Series A Preferred Stock, par value $0.001 per share, which the investor may convert into Common Stock of the Company during a three-year period commencing on April 8, 2005 on a 1-for-1 basis. After three years following April 8, 2005, the Company or the investor may convert the investor's shares into Common Stock of the Company on a 1-for-1 basis. Neither the investor nor the Company may partially convert the Series A Preferred Stock. The total consideration paid by the Investor for this Series A Preferred Stock was $25,000. The Series A Preferred Stock bought is free and clear of all pledges, liens, encumbrances and restrictions. The Company shall only be able to consummate any stock dividend stock split (whether a forward split or reverse split), recapitalization, share capital consolidation with written consent from the investor. The investor is a "sophisticated" investor as defined under Rule 501. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Sections 3(a)(11) and 4(2) of the Securities Act of 1933. The Company has used the proceeds received from the investor for working capital.

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

                                              SYNERTECK INCORPORATED

Date: November 10, 2005                       BY: /S/ Chene Gardner
-----------------------                       ----------------------------------
                                              Chene Gardner
                                              Chief Financial Officer