Form 10KSB
period 2005-12-31
IFSA Strongman, Inc.
filed 2006-04-17
CIK 1289630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number: 000-50754

                              IFSA STRONGMAN, INC.
                 (Name of small business issuer in its charter)

                 Delaware                                      20-0929024
    --------------------------------                    -----------------------
     State or other jurisdiction of                          I.R.S. Employer
     incorporation or organization                       Identification Number

                              28-32 Wellington Road
                         London, NW8 9SP, United Kingdom
                     (Address of principal executive office)

                   Issuer's telephone number: +44 20 7060 4372

       Securities registered under Section 12(b) of the Exchange Act: None

   Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

The Issuer's revenues for the year ending December 31, 2005 were $137,873.
As of April 13, 2006 the number of shares outstanding of the Issuer's common stock was 28,862,500.
As of April 13, 2006 the aggregate number of shares held by non-affiliates was approximately 16,629,616.
As of April 14, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was
$9,562,029.20, based on the average high and low price of $0.575 per share as of April 14, 2006.

DOCUMENTS INCORPORATED BY REFERENCE     None

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                      INDEX


Page

PART I........................................................................4
   ITEM 1. DESCRIPTION OF BUSINESS............................................4
   ITEM 2. DESCRIPTION OF PROPERTY............................................7
   ITEM 3. LEGAL PROCEEDINGS..................................................7
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.................8
PART II.......................................................................9
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
   MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...........9
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........10
   ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................12
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   AND FINANCIAL DISCLOSURE...................................................2
   ITEM 8A. CONTROLS AND PROCEDURES...........................................2
   ITEM 8B. OTHER INFORMATION.................................................2
PART III......................................................................3
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE  WITH SECTION 16(a) OF THE EXCHANGE ACT.........................3
   ITEM 10. EXECUTIVE COMPENSATION............................................4
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   AND RELATED STOCKHOLDER MATTERS............................................5
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................5
   ITEM 13. EXHIBITS..........................................................7
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................7

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "IFSA Strongman," "ISMN," "the Company," "we," "us," and "our" refer to IFSA Strongman, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview of Business

      We are an integrated media, entertainment and athlete representation company, principally engaged in the development, production and marketing of television programs, live events and the licensing and sale of branded consumer products. The content of our entertainment and consumer products is centered on the various strongman competitions and events world-wide.

Operations

      Our operations are segmented into three principal business units:

o The World Governing Body: A body created to govern the strongman sport worldwide with national member federations in over 30 countries;

o Athlete Management Division: Represents and manages strongman athletes through exclusive commercial representation contracts; and

o Commercial Division: Organizes international strongman competitions and handles the television production, sales and marketing operations, merchandising and the licensing of the IFSA brand.

      We are striving to consolidate the strongman sport and entertainment globally and elevate it to the next level in terms of professionalism and production values. We are aiming to do this by creating a season-long narrative to the sport via establishment of a single worldwide competition pyramid, by trying to promote a handful of strongman athletes into superstardom, and by supporting all aspects of the sport with professional, coherent and solid infrastructure.

The World Governing Body

      The International Federation of Strength Athletes was formed in by Dr Douglas Edmunds and David Webster, OBE, as a governing body for international strongman events. The International Federation of Strength Athletes became an accepted and influential governing body by participants in the strongman sport worldwide. We acquired this governing body from IFSA Projects Ltd on June 10, 2004 and it currently operates as one of our divisions called World Governing Body (the "WGB").

      We have entered into agreements with different national strongman federations in over 30 different countries, which mandate the national member federations will follow the WGB's charter, implement its rules & regulations in their respective countries and be recognized to act as legitimate governing bodies in their regions. The WGB is governed by a Board formed by Dr. Douglas Edmunds (Chairman), Jamie Reeves, Marcel Mostert, Ilkka Kinnunen, Christian Fennell, Dr. Terry Todd/Dr. Mauro de Pasquale (rotating), one representative elected by the national member federations and one representative elected by the strongman athletes.

      The WGB has implemented a health policy that includes mandatory medical examinations for all athletes competing in international level plus drug testing. The drug policy is available for download at http://ifsastrongman.com/worldbody/health/.

      The WGB maintains a list of qualified strongman referees for various levels of competition. The WGB also regulates the rules of the strongman sport and disciplines, including specifications for equipment with which world records are ratified by the WGB. Finally, the WGB maintains a worldwide strongman athlete ranking through a points system, and designs each year's competition calendar and the qualification pyramid for top title events. The WGB charges sanction fees and referee fees from competition promoters to cover its costs.

Athlete Management Division

      During 2004-2005, the Athlete Management Division ("AMD") signed contracts with 88 strongman athletes from over 30 countries. AMD represents these athletes in most commercial dealings related to their sports personalities. AMD also controls image and other rights of these athletes, and earns a commission from large proportion of commercial contracts, appearance fees and prize monies earned by the contracted athletes. In addition, athletes contracted by AMD, as well as those contracted by the national member federations of the WGB, can only compete in events sanctioned by the WGB or one of the national member federations, unless otherwise agreed with the athlete on a case-by-case basis.

      In its first year of operation in 2005, AMD placed contracted athletes in two feature-length movies, two television shows and one talk show. AMD intents to enhance the profile and improve the earnings of the best contracted strongman athletes and personalities through better media exposure, and to enhance the profile of the strongman sport by introducing well-known athletes from other sporting activities, such as professional football and wrestling, into strongman.

Commercial Division

      The Commercial Division is responsible for the following core activities:

o Event Deals: identifying and contracting event promoters for the main international events organized by us. In a typical contract, the event promoter organizes the venue, ticket sales and local marketing and public relations, whereas we would organize the logistics, television production, floor management and the competition.

o TV Production: we produce a television series called "IFSA Strongman" for international distribution. The format for the series is currently 13 half hour episodes. In 2005, the series was produced in a strategic partnership with Octagon CSI, employing up to the minute entertainment style presentation, enhanced photography and in-vision graphics. The content for the series is drawn from continental and world championships produced by us, from national and subcontinental championships produced by their respective national federations with rights for international distribution shared or held by us, and from athlete profiles produced by us. In addition to the existing series, we are attempting to produce a sports reality television show format commissioned by a major television network within the next two years.

o TV Distribution: we have licensed Octagon CSI, in the United Kingdom, to distribute the "IFSA Strongman" television series worldwide. With offices in 33 countries, Octagon CSI is in a position to deliver 350,000,000 households in the first year.

o Sponsorship Acquisition: we target sponsorship revenues in three main categories: broadcast sponsorship, event sponsorship and athlete sponsorship. Sponsorship packages in each category are multi-dimensional in the sense that they each include broadcast, promotional, and live elements. Given our control of all key aspects of the strongman platform it has created (athletes, events, venue, equipment, and formats), tailored packages can be created for branding partners with particular needs. The total sponsorship inventory can be valued at several million dollars, and Octagon CSI is helping us sell it with it's worldwide sponsorship sales team with an exclusive retainer-based contract.

o Gaming: 8-bit Ltd. has created a Java-based strongman game for mobile phones using our brand, formats and athlete personalities and has been granted worldwide distribution rights for it with royalties to be paid to us. We are also in discussions with developers and distributors about creating a console-based strongman game. The existing mobile phone game uses our sponsors as advertisers and we intend to continue bringing its key sponsors in as advertisers into the strongman gaming arena to offer them additional exposure.

o Licensing: InAphone A/S has been granted a license to the IFSA brand, top IFSA contracted athletes' sports personalities and selected television footage for mobile content distribution worldwide. We are presented with additional licensing opportunities from time to time, and intend to enter into more licensing contracts in the future.

o Merchandising: we have created a collection of approximately 50 Stock Keeping Units of strongman clothing that has been used by athletes and officials in major international title events throughout the 2005 strongman season. We own the designs and manufacture the clothing in Brazil. We intend to make this line of clothing available for retail. We also intend to produce a highlights DVD of the 2005 strongman season for retail distribution. Other merchandising opportunities are being discussed and we intend to expand our merchandising offering.

To boost particularly its TV production and TV distribution capabilities, the Commercial Division acquired in December 2004 a strongman television property called "All-Strength" from Wyndham Studios Entertainment, Inc., a Canadian company.

Industry Overview

      The combined world wide reach of all strongman television programs in the past has been at an approximate level of half-a-billion viewers a year and includes channels such as Eurosport, BBC, ESPN and FOX. The strongman sport existed initially as a loose federation of enthusiasts worldwide, but that changed in 1995 with the creation of the International Federation of Strength Athletes that quickly became the generally accepted world governing body of strongman.

      The promoters of strongman events fall in two categories: ex-athletes and strongman fans who have been promoting smaller events for years and professional promoters in entertainment and sports in general who are just entering strongman now. The first category dominated the marketplace prior to our entry, and typically organizes events with budgets in the $10,000 to $50,000 range. The latter category, largely introduced by IFSA to the strongman sport and entertainment, promote events with budgets in the $100,000 to $1,000,000 range.

      Television production for strongman events typically has been, and outside of IFSA predominantly still is done by small television production outfits with very limited budgets. The notable historical exception to that is BBC, who used to produce the Trans-World International's World's Strongest Man show every year until 2004, when they retired from strongman events. Historically, IFSA estimates that the most widely distributed strongman television show has been the World's Strongest Man show. In 2003, the last year prior to our entry, the World's Strongest Man show was broadcast in approximately 40 countries, and had a theoretical reach of 500 million households. The second largest distribution was either United Strongman Series or All-Strength, depending on whether number of countries, theoretical reach or advertising equivalent values are used.

Acquisition Strategy

      We believe that there are significant opportunities to both further consolidate our leadership position within the strongman sports and entertainment industry and to diversify our revenue base without losing focus by adding other sports and entertainment properties through selective acquisitions. Our officers and directors have the requisite skills and experience for identifying, pursuing, negotiating and closing deals with potential acquisition candidates, and integrating acquired operations. We believe we can integrate acquired companies into its management structure and business system successfully without a significant increase in general and administrative expenses. In addition, future acquisitions may enable us to lower overhead costs by centralizing key functions.

Seasonality

      The strongman sport and entertainment is seasonal in nature due to the fact that most activities and events take place from May to November. Accordingly, we hire dozens of contract workers during the main events of the competition season with short-term contracts. During the off-season, our core staff and officers work on sponsorship acquisition, television productions, merchandising, licensing, television sales and athlete contracting and development.

Competition

      We compete for advertising dollars with other media companies and face competition from professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. For the sale of branded merchandise, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise.

      In addition to general entertainment competition, we directly compete in the production and organization of strongman events. The major competitors are:

            o Trans-World International, which organizes the World's Strongest Man event held annually in September or October;

            o World-Class Entertainment AB, a subsidiary of World-Class International AB, which in 2005 organized three competitions branded as The World's Strongest Man Super-Series;

            o United Strongman Series which consists of 6-8 competitions annually in different countries; and o World Strongman Cup which also consists of 6-8 competitions annually in different countries.

      We estimate that our results in 2005 compared very favorably with those of our competitors listed above. All of these competitors collectively conducted an estimated 25-28 events, approximately 20% of the total number of events organized by IFSA and its national member federations. Furthermore, the competitors collectively awarded an estimated $230,000-$270,000 in prizes, approximately 30% of that collected by IFSA's athletes. Finally, eliminating overlap, the competing organizers had an estimated 55-70 athletes participating in their events, approximately 17% of IFSA's and its member federations' total, with the top athlete affiliated with competitors taking home and estimated $50,000-$60,000, or approximately 30% of the monies earned by IFSA's top athlete.

      We intend to establish ourselves as the premium product in strongman sports and entertainment, and to develop our offering so that it is viewed as superior to the other organizers of strongman events and at par with leading international sports and entertainment titles in more established sports.

Intellectual Property

      We have registered our corporate logo as a trade mark on October 21, 2004, in the United Kingdom and have since filed for registration in Canada, the United States and the European Union using the registration in the United Kingdom as the priority date.

Government Regulation

      We are subject to various government regulations including environmental, employment, privacy and safety regulations. The cost of compliance with these various regulations is not material; however, there are no assurances that additional legislation or changes in the regulatory environment will not limit our activities in the future or increase the cost of compliance.

Employees

      As of February 10, 2006 we had five full-time employees and 3 consultants providing services; however, during the main competition season we will hire approximately 30 additional temporary employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

      Our principal executive offices are located at 28-32 Wellington Road, London NW8 9SP, United Kingdom. This office consists of approximately 270 square feet which are rented on a monthly basis for $4,300.

      In addition to the foregoing, we have a regional office located at 105 Robinson Street, Unit #3, Oakville, ON L6J 1G1. This office consists of approximately 300 square feet which are rented on a monthly basis for $2,250.

      We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock is traded on the Over-The-Counter Bulletin Board, referred to herein as the OTCBB, under the symbol "ISMN" The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of our common stock, as reported by the OTCBB since trading commenced on March 4, 2005. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                                           2005
                                                   -----------------------------------------------------
                                                              High*                      Low*
                                                   ---------------------------- ------------------------
1st Quarter .................................      $          7.900             $          0.500

                                                                           2005
                                                   -----------------------------------------------------
                                                              High*                      Low*
                                                   ---------------------------- ------------------------
1st Quarter (from March 4, 2005).............      $          1.250             $          1.010
2nd Quarter..................................      $          1.010             $          0.400
3rd Quarter .................................      $          0.510             $          0.150
4th Quarter .................................      $          0.150             $          0.300

      As of April 13, 2006, there were approximately 292 holders of record of our common stock.

Dividends

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities.

      Pursuant to a Share Exchange Agreement, which closed on December 9, 2005, we issued 20,000,000 shares of common stock to accredited investors and non-U.S. persons (as contemplated by Rule 902 under the Securities Act of 1933). These issuances are exempt from registration requirements under Regulation D or Regulation S under the Securities Act of 1933, as amended. The shares issued pursuant to Regulation S were issued in an "offshore transaction" as defined in, and pursuant to, Rule 902 under the Securities Act of 1933 on the basis that the purchaser was not offered the shares in the United States and did not execute or deliver any agreement in the United States.

      Simultaneously with the closing of the Share Exchange Agreement, on December 9, 2005, we completed a private placement offering of 150,000 units consisting of ten shares our common stock, par value $0.001 per share and one warrant exercisable for one share of our common stock, for an aggregate purchase price of $600,000.

      In addition, simultaneously with the closing of the Share Exchange Agreement, the holder of a convertible note in the principal amount of $515,000 converted such on December 9, 2005, for an aggregate of 1,287,500 shares of our common stock, par value $0.001 per share.

      On February 2, 2006, we closed on an additional private placement offering of 12,500 units consisting of ten shares our common stock, par value $0.001 per share and one warrant exercisable for one share of our common stock, for an aggregate purchase price of $50,000.

      On March 24, 2006, we closed on an additional private placement offering of 125,000 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $50,000.

      * All of the above offerings and sales were deemed to be exempt under
Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

      The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Corporate History

      On December 9, 2005, Synerteck Incorporated consummated a Share Exchange Agreement with IFSA Strongman Ltd. whereby all of the shareholders in IFSA Strongman Ltd. had their shares converted into 20,000,000 shares of Synerteck. On December 28, 2005, to effect a name change, Synerteck executed a merger document with its wholly owned subsidiary IFSA Strongman, Inc., a newly formed Delaware corporation. This effectively changed the registrant's name from Synerteck Incorporated to IFSA Strongman, Inc.

Overview

      We are an integrated media, entertainment and athlete representation company, principally engaged in the development, production and marketing of television programs, live events and the licensing and sale of branded consumer products. The content of our entertainment and consumer products is centered on the various strongman competitions and events world-wide.

Results of Operations

      Following is management's discussion of the relevant items affecting results of operations for the years ended December 31, 2005 and 2004. The results of operations for 2005 and 2004 are mostly the results of operations for Synerteck Incorporated prior to the merger with IFSA. These results pertain primarily to the IT services company which was discontinued as a result of the merger. These results are in no way indicative of expected future operations.

      Revenues. The Company generated net revenues of $137,873 during the year ended December 31, 2005, which represents a 33% decrease compared to $207,080 in net revenues during the year ended December 31, 2004. This decrease was mainly due to the reduction in systems support services provided to one large client during the year December 31, 2005. During 2005 and 2004, we received $59,620 and $102,750, respectively, in gross revenues from systems support. Although hardware sales revenues decreased, several new IT service contracts were established in the first three months of 2005 which contributed to the total net revenues recorded in 2005. Other sources of revenue were information technology services, hardware sales and equipment leases.

      Cost of Sales. Cost of sales for the year ended December 31, 2005 were $28,591, a 32% decrease from $41,831 during the year ended December 31, 2004. This decrease corresponds with the decrease in revenues for the same period. Revenues for 2005 were more heavily weighted towards service as opposed to hardware and software sales when compared to the same period in the prior year. IT services and systems support yield a higher margin than hardware and software sales. Cost of sales has been attributable to (i) expenses incurred pursuant to the delivery of our information technology support, and (ii) sales commissions paid in connection with technology consulting projects.

      Salaries and Benefits. Salaries and benefits expense for the year ended December 31, 2005 were $297,300, a 235% increase compared to $88,630 for the year ended December 31, 2004. This increase was primarily due to the issuance of common stock to certain employees and contract personnel under the Company's Stock Incentive Plan. The value of the stock as well as the services received was $160,000. Most of these services were for outside consulting and contract labor which the company has expensed in this category. Salaries and benefits are expected to increase in the future as the new operating company has more employees and outside contractors.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2005 were $82,798, a 193% increase compared to $28,212 during the year ended December 31, 2004. This increase was primarily due to the increased travel associated with the combination of Synerteck and IFSA Strongman. Other costs in this category are advertising and marketing in which the company has spent more in order to increase product and name awareness. Although we endeavor to decrease certain costs associated with contract labor, and rent and occupancy-related expense, as the business grows, these expenses will increase.

      Professional Fees. Professional fees for the year ended December 31, 2005 were $163,573, a 485% increase compared to $27,977 during the year ended December 31, 2004. This increase is the result of accounting and legal fees associated with the audit of the financial statements and filings with the Securities and Exchange Commission. Furthermore, the combination of Synerteck and IFSA required increased professional services in accounting, legal and outside consultants.

      Bad Debts Expense. Bad debts expense for the year ended December 31, 2005 were $319, a decrease of $80,388 compared to $80,707 during the year ended December 31, 2004. The company has more closely scrutinized customers for credit worthiness in order to decrease the accounts written off.

      Other Income (Expense). The Company incurred net other income of $30,751 for the year ended December 31, 2005 compared to net other expense of $3,494 during the year ended December 31, 2004. The income recorded in 2005 is mainly the result of the sale of marketable securities resulting in a realized gain of $29,238. The expenses incurred in this category were comprised primarily of interest expenses related to the notes payable issued by the Company and loss on foreign currency transactions.

Liquidity and Capital Resources

      As of December 31, 2005, the Company's primary source of liquidity consisted of $369,664 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

Recent Accounting Pronouncements

      In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with our annual report for the fiscal year ending December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

            o of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;
            o of management's assessment of the effectiveness of our internal control over financial reporting as of year end;
            o of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and
            o that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

      In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ending December 31, 2006. The Company has not yet assessed the impact on future operations of adopting this new standard.

      The FASB also issued FASB Statement No. 154 which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

Off-Balance Sheet Arrangements

      IFSA Strongman is not subject to any off-balance sheet arrangements.

Critical Accounting Policies

      The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Because of our limited level of operations, we have not had to make material assumptions or estimates other than our assumption that we are a going concern. If our business increases, our principal estimates will involve whether engagements in process will be profitable.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX

                              IFSA STRONGMAN, INC.

                          INDEX TO FINANCIAL STATEMENTS




Financial Statements for the Years Ended December 31, 2005

Report of Independent Registered Public Accounting Firm................. F-2

Balance Sheet........................................................... F-3

Statements of Operations................................................ F-4

Statements of Stockholders' Equity...................................... F-5

Statements of Cash Flows................................................ F-6

Notes to the Financial Statements....................................... F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
IFSA Strongman, Inc.
London, England


We have audited the accompanying consolidated balance sheet of IFSA Strongman, Inc. and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IFSA Strongman, Inc. and Subsidiary as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has negative cash flows from operations and losses from inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Bouwhuis, Morrill & Company, LLC
Layton, Utah
April 11, 2006

                              IFSA STRONGMAN, INC.
                        (formerly Synerteck Incorporated)
                                  Balance Sheet



                     ASSETS
                                                             December 31,
                                                                 2005
                                                            --------------
CURRENT ASSETS

     Cash and cash equivalents                              $      369,664
     Accounts receivable, net                                       26,354
     Other current assets                                           51,943
                                                            --------------
         Total Current Assets                                      447,962
                                                            --------------

PROPERTY AND EQUIPMENT - NET                                        90,152
                                                            --------------

GOODWILL (Note 3)                                                1,325,610
                                                            --------------

         TOTAL ASSETS                                       $    1,863,724
                                                            ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses                  $      377,471
                                                            --------------

         Total Current Liabilities                                 377,471
                                                            --------------

STOCKHOLDERS' EQUITY

     Preferred stock, $0.001 par value; 10,000,000 shares
      authorized, 50,000 issued and outstanding                         50
     Common stock, $0.001 par value; 100,000,000 shares
      authorized, 28,896,994 issued and outstanding                 28,897
     Additional paid-in capital                                  2,682,012
     Accumulated deficit                                        (1,405,601)
     Foreign currency translation adjustment                       180,895
                                                            --------------

         Total Stockholders' Equity                              1,486,253
                                                            --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    1,863,724
                                                            ==============


   The accompanying notes are an integral part of these financial statements.

                              IFSA STRONGMAN, INC.
                        (formerly Synerteck Incorporated)
                            Statements of Operations
                        For the Years Ended December 31,

                                                   2005            2004
                                               ------------    ------------
SALES                                          $    137,873    $    207,080

COST OF SALES                                        28,591          41,831
                                               ------------    ------------

GROSS MARGIN                                        109,282         165,249
                                               ------------    ------------

OPERATING EXPENSES

     Salaries and benefits                          297,300          88,630
     Selling, general and administrative             82,798          28,212
     Professional fees                              163,573          27,977
     Bad debts                                          319          80,707
                                               ------------    ------------

         Total Operating Expenses                   543,991         225,526
                                               ------------    ------------

LOSS FROM OPERATIONS                               (434,709)        (60,277)
                                               ------------    ------------

OTHER INCOME (EXPENSES)

     Interest income                                     --             228
     Gain on forgiveness of debt                      3,932              --
     Gain on marketable securities                   29,238              --
     Loss on foreign currency transactions           (1,657)             --
     Interest expense                                  (761)         (3,722)
                                               ------------    ------------

         Total Other Income (Expenses)               30,751          (3,494)
                                               ------------    ------------

LOSS BEFORE INCOME TAXES                           (403,958)        (63,771)

INCOME TAX EXPENSE                                       --              --
                                               ------------    ------------

NET LOSS                                       $   (403,958)   $    (63,771)
                                               ============    ============

BASIC AND DILUTED:
     Net loss per common share                 $      (0.10)   $      (0.13)
                                               ============    ============

     Weighted average shares outstanding          3,981,326         500,000
                                               ============    ============

OTHER COMPREHENSIVE INCOME

NET LOSS                                       $   (403,958)   $    (63,771)

     Foreign currency translation adjustment        180,895              --
                                               ------------    ------------

COMPREHENSIVE LOSS                             $   (223,063)   $    (63,771)
                                               ============    ============

                              IFSA STRONGMAN, INC.
                        (formerly Synerteck Incorporated)
                 Consolidated Statements of Stockholders' Equity


                                               Preferred Stock               Common Stock         Additional       Stock
                                          -------------------------   -------------------------    Paid-in      Subscription
                                            Shares         Amount        Shares        Amount       Capital       Receivable
                                          -----------   -----------   -----------   -----------   -----------    -----------
Balance at inception, June 10, 2004                --   $        --            --   $        --   $        --    $        --

Common stock issued to the
 incorporators of the Company on
 June 10, 2004                                     --            --     2,134,034         2,134       469,510             --

Common stock issued in the acquisition
 of subsidiaries in June 2004 (Note 3)             --            --     7,015,646         7,016     2,403,224             --

Common stock issued for stock
 subscriptions receivable in
 December 2004                                     --            --     1,736,945         1,737       657,391       (659,128)

Net loss for the period from inception
 to December 31, 2004                              --            --            --            --            --             --
                                          -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2004                         --   $        --    10,886,625   $    10,887   $ 3,530,125    $  (659,128)

Proceeds from subscripions receivable              --            --            --            --            --        659,128

Preferred stock issued for cash in
 April 2005                                    50,000            50            --            --        24,950             --

Common stock issued for cash in
 June 2005                                         --            --       870,769           871       301,644             --

Common stock issued for services
 June 2005                                         --            --     1,143,081         1,143       397,114             --

Common stock issued for cash in
 August 2005                                       --            --     2,607,959         2,608       904,331             --

Common stock issued for services
 August 2005                                       --            --       746,132           746       257,936             --

Common stock issued for cash in
 September 2005                                    --            --     1,745,434         1,745       609,632             --

Common stock issued for services
 November 2005                                     --            --     2,000,000         2,000       665,169             --

Excess of value of stock issued over
 value of services received (Note 6)               --            --            --            --    (1,154,798)            --

Recapitalization of IFSA Strongman
 Limited through reverse merger with
 Synerteck Incorporated                            --            --     5,950,000         5,950    (3,973,722)            --

Common stock issued in conversion of
 notes payable and accrued interest                --            --     1,409,494         1,409       506,169             --

Common stock issued for cash and
 conversion of loan payable                        --            --     1,287,500         1,288       513,713             --

Common stock issued for cash                       --            --       250,000           250        99,750             --

Foreign currency translation adjustment            --            --            --            --            --             --

Net loss for the year ended
December 31, 2005                                  --            --            --            --            --             --
                                          -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2005                     50,000   $        50    28,896,994   $    28,897   $ 2,682,012    $        --
                                          ===========   ===========   ===========   ===========   ===========    ===========

                                                           Accumulated
                                                              Other
                                             Accumulated   Comprehensive
                                               Deficit        Income
                                             -----------    -----------
Balance at inception, June 10, 2004          $     8,572    $        --

Common stock issued to the
 incorporators of the Company on
 June 10, 2004                                        --             --

Common stock issued in the acquisition
 of subsidiaries in June 2004 (Note 3)                --             --

Common stock issued for stock
 subscriptions receivable in
 December 2004                                        --             --

Net loss for the period from inception
 to December 31, 2004                            (63,771)            --
                                             -----------    -----------

Balance, December 31, 2004                   $   (55,199)   $        --

Proceeds from subscripions receivable                 --             --

Preferred stock issued for cash in
 April 2005                                           --             --

Common stock issued for cash in
 June 2005                                            --             --

Common stock issued for services
 June 2005                                            --             --

Common stock issued for cash in
 August 2005                                          --             --

Common stock issued for services
 August 2005                                          --             --

Common stock issued for cash in
 September 2005                                       --             --

Common stock issued for services
 November 2005                                        --             --

Excess of value of stock issued over
 value of services received (Note 6)                  --             --

Recapitalization of IFSA Strongman
 Limited through reverse merger with
 Synerteck Incorporated                         (946,444)            --

Common stock issued in conversion of
 notes payable and accrued interest                   --             --

Common stock issued for cash and
 conversion of loan payable                           --             --

Common stock issued for cash                          --             --

Foreign currency translation adjustment               --        180,895

Net loss for the year ended
December 31, 2005                               (403,958)            --
                                             -----------    -----------

Balance, December 31, 2005                   $(1,405,601)       180,895
                                             ===========    ===========

                             IFSA STRONGMAN LIMITED
                            Statements of Cash Flows
                        For the Years Ended December 31,

                                                             2005            2004
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $   (403,958)   $    (63,771)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation expense                                       7,917           4,509
     Bad debts expense                                            319          80,707
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                24,197         (16,436)
     Increase in due from related parties                          --          (8,718)
     Increase in accounts payable and accrued expenses        129,913           3,543
                                                         ------------    ------------

         Net Cash Used in Operating Activities               (242,552)           (166)
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                           --         (21,398)
     Cash received in acquisition                             369,006              --
                                                         ------------    ------------

         Net Cash Provided (Used) by Investing
           Activities                                         369,006         (21,398)
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable                                   --          15,000
     Proceeds from notes payable - related parties                 --          48,000
     Payments on notes payable - related parties                   --         (13,000)
     Proceeds from issuance of stock                           25,000              --
                                                         ------------    ------------

         Net Cash Provided by Financing Activities             25,000          50,000
                                                         ------------    ------------

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT             180,895              --
                                                         ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     333,288          28,436

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 36,376           7,940
                                                         ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    369,664    $     36,376
                                                         ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash Payments For:

         Interest                                        $         --    $         --
         Income taxes                                    $         --    $         --

                              IFSA STRONGMAN, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

              IFSA Strongman Limited (the "Company" or "IFSA") was originally organized under the laws of England and Wales in the United Kingdom on June 1, 2004, under the name of IFSA Holdings Limited. On December 10, 2004 the Company changed its name to IFSA Strongman Limited. The Company did not authorize or issue any shares of stock until June 10, 2004, which became the effective inception date for accounting purposes. The Company's headquarters is in London, England.

              The Company is in the business of organizing, promoting, and regulating sporting events related to the strongman sports and strength athletes worldwide. The Company is an integrated media, entertainment, and athlete representation company, principally engaged in the development, production, and marketing of television programming, pay-per-view programming, live events, and the licensing and sale of branded consumer products featuring both the Company's brand and the brands of the athletes it represents.

              On December 9, 2005, the Company reorganized by entering into a stock purchase agreement with IFSA Strongman Limited ("LTD") whereby the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding common stock of LTD. Immediately prior to executing the stock purchase agreement the Company had 5,950,000 shares of common stock and 50,000 shares of preferred stock issued and outstanding. The reorganization was accounted for as a recapitalization of LTD because the shareholders of LTD controlled the Company immediately after the acquisition. Therefore, LTD is treated as the acquiring entity. Accordingly there was no adjustment to the carrying value of the assets or liabilities of LTD. The Company is the acquiring entity for legal purposes and LTD is the surviving entity for accounting purposes. After the merger the Company changed its name to IFSA Strongman, Inc.

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES

              This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The following policies are considered to be significant:

              a.  Accounting Method

              The Company recognizes income and expenses based on the accrual method of accounting. Accordingly, revenues are recognized when earned and expenses are recognized when incurred. The Company has elected a December 31 year-end.

              b.  Cash and Cash Equivalents

              Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

                              IFSA STRONGMAN, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

            c. Use of Estimates in the Preparation of Consolidated Financial Statements

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

            d.    Revenue Recognition Policy

            Revenue is recognized when contracts are signed and related contract activities have commenced, where the fee is fixed or determinable, and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Advance payments are recorded as deferred revenue until such time as they are recognized.

            e.    Allowance for Doubtful Accounts

            Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of December 31, 2005, the allowance for doubtful accounts was $29,045. Bad debt expense was $319 and $80,707 for the years ended December 31, 2005 and 2004, respectively.

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

                                                                Year Ended
                                                               December 31,
                                                    Life             2005
                                                 ---------   ------------------

            Furniture and Fixtures               3-5 Years   $          103,081
            Less - Accumulated Depreciation                            (12,929)
                                                             -----------------

                 Net Property and Equipment                  $           90,152
                                                             ==================

            Depreciation expense for the years ended December 31, 2005 and 2004, was $7,917 and $4,509, respectively.

                              IFSA STRONGMAN, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

            g.    Basic Net Loss per Share of Common Stock

            In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic net loss per common share is based on the weighted average number of common shares and common share equivalents outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

                                                                               December 31,
                                                                          2005                2004
                                                                  -----------------   ----------------

            Net loss (numerator)                                  $        (403,958) $         (63,771)
            Weighted average shares outstanding (denominator)             3,981,326            500,000
                                                                   ----------------  -----------------
            Net loss per share amount                             $           (0.10) $           (0.13)
                                                                  =================  =================

            h.    Recent Accounting Pronouncements

            In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

            In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

            In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

                              IFSA STRONGMAN, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

            h.    Recent Accounting Pronouncements (Continued)

            In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the financial statements of the Company.

            i.    Income Taxes

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2005.

            Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

            j.    Reclassifications

            Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

            k.    Principles of Consolidation

            The consolidated financial statements include the accounts of IFSA Strongman, Inc. and its wholly-owned subsidiary IFSA Strongman Limited from the date of the merger. All significant intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 3 - GOODWILL

            Goodwill represents the excess of cost over the fair value of net assets acquired through acquisitions. On June 10, 2004, the Company acquired the business and assets of three companies; IFSA Projects Limited, Scandinavian IFSA Ltd., and IFSA Europe through the issuance of 7,015,646 shares of its common stock valued at $2,410,240, or $0.34 per share. The acquisitions were done to facilitate the consolidation of the strongman sports

                              IFSA STRONGMAN, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 3 - GOODWILL (Continued)

            under one umbrella. The three acquired companies had no tangible assets and no liabilities and were acquired specifically for the inherent value of the contacts, associations, relationships, and recognition that had been built within the sport.

            Immediately upon acquisition the Company dissolved the three acquired companies. In the acquisition of these companies, this excess of cost over net assets acquired amounted to $2,410,240. In accordance with the provisions of Statements of Financial Accounting Standards Nos. 141 and 142, management of the Company evaluates its goodwill on a regular basis. The amount of goodwill being carried as an asset at December 31, 2005 is $1,325,610.

NOTE 4 - PREFERRED STOCK

            The Company has two classes of stock; common and Series A convertible preferred. The holders of Series A convertible preferred stock may convert their shares into common stock on a one for one basis at any time. Also, the Company may convert the Series A preferred stock on a one for one basis at any time following a three year period commencing on the stock purchase date. For the three year period commencing on the stock purchase date the Company is required to get written consent from the holder of Series A preferred stock prior to consummating certain acts or transactions including the following: Filing of a S-8 registration statement with the Securities and Exchange Commission, stock dividend, stock split, recapitalization, or share capital consolidation.

NOTE 6 - EQUITY TRANSACTIONS

            During the year ended December 31, 2004, the Company issued 2,134,034 shares of common stock to the incorporators for cash of $471,644, or $0.22 per share.

            During the year ended December 31, 2004, the Company issued 7,015,646 shares of common stock in exchange for the business and assets of companies in a similar line of business. The shares were valued at their estimated fair value on the date of acquisition of $0.34 per share, or $2,410,240. The net assets of the acquired companies on the date of acquisition was $-0-. See Note 3 - Goodwill.

            During the year ended December 31, 2004, the Company issued 1,736,945 shares of common stock in exchange for a stock subscription receivable of $659,128, or $0.38 per share.

            During the year ended December 31, 2005, the Company issued 50,000 shares of Series A convertible preferred stock for cash of $25,000, or $0.50 per share. These shares are convertible into common stock of the Company on a one for one basis according to the terms of the stock.

            During the year ended December 31, 2005, the Company issued 5,224,162 shares of common stock for cash of $1,820,831, or $0.35 per share.

            During the year ended December 31, 2005, the Company issued 250,000 shares of common stock for cash of $100,000, or $0.40 per share.

                              IFSA STRONGMAN, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 6 - EQUITY TRANSACTIONS (Continued)

            During the year ended December 31, 2005, the Company issued 1,409,494 shares of common stock to convert notes payable and interest in the amount of $507,578, or $0.36 per share.

            During the year ended December 31, 2005, the Company issued 3,889,213 shares of common stock for services rendered. The value of the shares was determined to be $1,324,108, or $0.34 per share. The value of the services received was determined to be $169,310. The excess of the value of the shares issued over the value of the services received of $1,154,798 has been recorded as a reduction of additional paid-in capital.

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

NOTE 8 - CONCENTRATIONS OF RISK

            Foreign Operations and Exchange Risk
            The Company intends to conduct activities in multiple foreign markets including countries with developing economies. Some of these countries may have experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other emerging markets in which the Company may conduct business. The Company may be materially adversely affected by possible political or economic instability in these countries. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in investment policies or shifts in the prevailing political climates in which the Company conducts business activities could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted and, therefore, no adjustments have been made to the accompanying financial statements.

                              IFSA STRONGMAN, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 9 - GOING CONCERN CONSIDERATIONS

            The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $1,400,000 from inception of the Company through December 31, 2005, has negative cash flows from operations, and has a limited operating history. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

            The Company's management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds to be able to operate over the next twelve months. As a part of this plan, management is currently in negotiations with their target industries' key players to develop additional business opportunities. In addition, management is exploring options in order to raise additional operating capital through debt and/or equity financing. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

            The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 10 - PROFORMA FINANCIAL INFORMATION

            The accompanying unaudited condensed combined pro forma statement of operations for the year ended December 31, 2005 is presented as though the acquisition had taken place on January 1, 2005.

            The unaudited condensed combined pro forma statement of operations was derived by adjusting Synerteck's historical financial statements for the acquisition of IFSA . The unaudited condensed combined pro forma statement of operations is provided for informational purposes only and should not be construed to be indicative of the combined Company's results of operations had the transaction been consummated on the date indicated and do not project it's results of operations for any future period.

                              IFSA STRONGMAN, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 10 - PROFORMA FINANCIAL INFORMATION (Continued)

                       IFSA STRONGMAN, INC. AND SUBSIDIARY
                        (Formerly Synerteck Incorporated)
         Unaudited Condensed Combined Pro Forma Statement of Operations
                      For the Year Ended December 31, 2005


                                               IFSA
                                          Strongman, Inc.                       Pro Forma
                                             (Formerly          IFSA           Adjustments
                                             Synerteck        Strongman          Increase        Pro Forma
                                           Incorporated)       Limited          (Decrease)        Combined
                                          --------------    --------------    --------------   --------------
NET REVENUES                              $      137,872    $    1,170,155    $           --   $    1,308,027

COST OF SALES                                     28,591         1,688,947                --        1,717,538
                                          --------------    --------------    --------------   --------------

GROSS MARGIN                                     109,281          (518,792)               --         (409,511)
                                          --------------    --------------    --------------   --------------

OPERATING EXPENSES

    Salaries and benefits                        265,197         1,036,643                --        1,301,840
    Selling, general and administrative           44,869           974,983                --        1,019,852
    Professional fees                             60,131         1,051,302                --        1,111,433
    Bad debts                                        319           493,538                --          493,857
                                          --------------    --------------    --------------   --------------

      Total Operating Expenses                   370,516         3,556,466                --        3,926,982
                                          --------------    --------------    --------------   --------------

LOSS FROM OPERATIONS                            (261,235)       (4,075,258)               --       (4,336,493)
                                          --------------    --------------    --------------   --------------

OTHER INCOME                                      31,334            40,538                --           71,872
                                          --------------    --------------    --------------   --------------

NET LOSS BEFORE INCOME TAXES                    (229,901)       (4,034,720)               --       (4,264,621)

PROVISION FOR INCOME TAXES                            --                --                --               --
                                          --------------    --------------    --------------   --------------

NET LOSS                                  $     (229,901)   $   (4,034,720)   $           --   $   (4,264,621)
                                          ==============    ==============    ==============   ==============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Below are the names and certain information regarding our executive officers and directors:

--------------------------------------------------------------------------------
Name                   Age     Position
--------------------------------------------------------------------------------
Stephen Townley        52      Chairman of the Board
--------------------------------------------------------------------------------
Jussi Laurimaa         38      Chief Executive Officer and Director
--------------------------------------------------------------------------------
Christian Fennell      45      Chief Operating Officer, President and Director
--------------------------------------------------------------------------------
Jaime Alvarez          30      Chief Financial Officer and Director
--------------------------------------------------------------------------------
Douglas Edmunds        61      Chairman of the World Governing  Body's Board and
                               Director
--------------------------------------------------------------------------------

      Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

      Stephen Townley, Chairman of the Board. Mr. Townley was appointed as our Chairman of the Board on December 9, 2005. From 1983 to August 2001 Mr. Townley was the founding and senior partner at the law firm of Townleys. In August 2001 Townleys merged into the law firm of Hammond Suddards Edge and Mr. Townley was a consultant to that firm until his agreement expired in July 2004. Mr. Townley graduated from University College London in 1975 with a LLM Degreee. Mr. Townley currently serves on the board of directors of Active Rights Management Limited, International Motor Sports Association, Sport Services Group Limited, Sports Lawyers Association, World Sport Football Pty, Projector NetResult and various other organizations and entities.

      Jussi Laurimaa, Chief Executive Officer and Director. Mr. Laurimaa was appointed as our Chief Executive Officer on December 9, 2005 and as a member of the Board of Directors on December 23, 2005. Prior to joining us, Mr. Laurimaa was the chief executive officer of IFSA Strongman Ltd. from June 2004 through December 2005. In addition, Mr. Laurimaa is currently, and has been since March 2002 a general partner of InvestGroup Ventures, London (UK), a venture capital firm. From January 1999 until March 2002 Mr. Laurimaa was the managing partner of Enba, Dublin in Ireland. Mr. Laurimaa graduated from London Business School in 1996 with a Masters in Finance (with distinction) and in 1991 from the Helsinki University of Technology with a M.Sc. in Engineering Physics (with distinction) and from University of Helsinki Faculty of Medicine with a B.Medicine. Mr. Laurimaa currently serves on the board of directors of Independent Risk Monitoring Ltd., a corporation in the United Kingdom.

      Christian Fennell, Chief Operating Officer, President and Director. Mr. Fennell was appointed as our Chief Operating Officer and President on December 9, 2005 and as a member of the Board of Directors on December 23, 2005. Prior to joining us, Mr. Fennell was the Chief Operating Officer and President of IFSA Strongman Ltd. from September 2005 through December 2005, from May 2005 to September 2005 Mr. Fennell was the Commercial Director at IFSA and from January 2005 to May 2005 Mr. Fennell was the head of television at IFSA. From October 1999 to January 2005 Mr. Fennell worked for Wyndham Studios Entertainment Inc. in connection with sporting event management and television production. Mr. Fennell graduated from Queens University in Kingston, Ontario in 1983 with a Hon. B.A. in Political Science. Mr. Fennell currently serves on the board of directors of Wyndham Studios Entertainment Inc.

      Jaime Alvarez, Chief Financial Officer and Director. Mr. Alvarez was appointed as our Chief Financial Officer on December 9, 2005 and as a member of the Board of Directors on December 23, 2005. Prior to joining us, Mr. Alvarez was the chief financial officer of IFSA Strongman Ltd. from August 2004 through December 2005. Mr. Alvarez also served as the chief operating officer of IFSA Strongman Ltd. from December 2004 through August 2005. In addition, Mr. Alvarez is currently, and has been since August 2002 an associate partner of InvestGroup Ventures, London (UK), a venture capital firm. From July 2003 until August 2004 Mr. Alvarez was an associate banker at European Bank of Reconstruction and Development (London). From June 2002 until September 2002 Mr. Alvarez was an advisor to the vice president of Pepsi Beverages International in Shanghai. From July 1999 until August 2001 Mr. Alvarez was a business analyst at McKinsey & Co. in Madrid. Mr. Alvarez graduated from Harvard Business School in 2003 with an M.B.A., from U. Pontificia Comillas, Icade in Madrid, Spain in 1999 with an advanced degree in Business and Economy and in 1998 with a Law degree and from Uned (Open University) with a degree in Industrial Engineering.

      Douglas Edmunds, Chairman of the World Governing Body's Board and Director. Mr. Edmunds was appointed as Chairman of the World Governing Body on June 12, 2004 and as a member of our Board of Directors on December 23, 2005. Prior to joining us, Mr. Edmunds was a director of IFSA Projects in Glasgow, Scotland from 1999 to June 2004. In addition, Mr. Edmunds worked at Drakemire Dairy Ltd. from 1982 to April 2000 and retired as the managing director of milk processing. Mr. Edmunds graduated from the University of Strathclyde in 1969 with a Phd, from Glasgow University in 1966 with a BSc from St. Josephs College in 1962.

Board of Directors

      Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

      A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. At least three-quarters of the directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

      Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Our non-executive directors currently do not receive compensation for their participation at Board meetings and committees of the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more then 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2005, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation
                                    -----------------------------------------------
                                                                       Other
          Name and                                                     Annual
     Principal Position      Year    Salary  ($)    Bonus ($)      Compensation ($)
-----------------------------------------------------------------------------------
Jussi Laurimaa               2005     $76,720          -0-               -0-
   Chief Executive
Officer
Clayton Barlow               2005     $51,826          -0-               -0-
   Former Chief Executive    2004     $58,910        $6,087              -0-
   Officer                   2003     $42,000        $6,516              -0-

      There are no current employment agreements between any individuals and the Company.

Equity Compensation Plan Information

      There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2005.

Employment Agreements

      There are currently no employment agreements between the Company and any of its named executive officers.

Option Grants During 2005 Fiscal Year

      There were no options granted to the named executive officers during the 2005 fiscal year. The Company does not have any outstanding stock appreciation rights.

Aggregated Option Exercises During 2005 Fiscal Year and Fiscal Year-End Option Values

      There were no options exercised by the named executive officers during the 2005 fiscal year and the named executive officers do not hold an options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information, as of April 13, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

-------------------------------------------------------------------------------------------------------------
Name of Beneficial Owner (1)                                Number of Shares         Percentage of Shares
                                                        Beneficially Owned Prior   Beneficially Owned Prior
                                                              to Offering                 to Offering
-------------------------------------------------------------------------------------------------------------
Stephen Townley                                                                 0
-------------------------------------------------------------------------------------------------------------
Jussi Laurimaa (3)                                                      8,865,884
-------------------------------------------------------------------------------------------------------------
Christian Fennell                                                         489,892
-------------------------------------------------------------------------------------------------------------
Jaime Alvarez                                                             220,684
-------------------------------------------------------------------------------------------------------------
Douglas Edmunds                                                         1,299,210
-------------------------------------------------------------------------------------------------------------
Jamie Reeves                                                            1,557,214
-------------------------------------------------------------------------------------------------------------
Invest Group Sports Management (4)                                      8,023,298
-------------------------------------------------------------------------------------------------------------
All officers and directors as a group (5 persons)                      12,232,884
-------------------------------------------------------------------------------------------------------------

            *     Less than 1%.

      (1) Except as otherwise indicated, the address of each beneficial owner is c/o IFSA Strongman, Inc. 28-32 Wellington Road, London NW8 9SP, United Kingdom.

      (2) Applicable percentage ownership is based on 28,862,500 shares of common stock outstanding as of April 13, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

      (3) Of the shares beneficially owned by Jussi Laurimaa, 8,023,297 shares are owned by InvestGroup Sports Management, a company controlled, but not owned, by Mr. Laurimaa.

      (4) Jussi Laurimaa is a director of InvestGroup Sports Management and has the voting and dispositive rights over the shares held by it.

      (5) No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

      No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------------
         Plan category                Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
-----------------------------------------------------------------------------------------------------------------
                                               (a)                      (b)                      (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved             -0-                     -0-                       -0-
by security holders
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Equity compensation plans not                  -0-                     -0-                       -0-
approved by security holders
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Total                                          -0-                     -0-                       -0-
-----------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 2004, IFSA entered into an agreement with Wyndham Studios Entertainment, Inc., a Canadian company, and Christian Fennell (the "Wyndham Agreement"). The Wyndham Agreement provides for IFSA acquiring from Wyndham Studios Entertainment the All-Strength brand and television property, related sponsorship agreements, and all other assets of Wyndham Studios Entertainment that in any way relate to strongman. Christian Fennell was a director of Wyndham Studios Entertainment, and as part of the Wyndham Agreement, he joined IFSA as a full-time employee.

      Part of the acquisition consideration under the Wyndham Agreement is an earn-out payable to Mr Fennell. Under the earn-out, Mr Fennell is entitled to a percentage of Reference Turnover, which is defined as the sum of IFSA's North-American TV broadcasting and merchandising fees plus 50% of global sponsorship revenues. The percentage of the Reference Turnover due to Mr Fennell is 20% in 2005, 13% in 2006 and 5% in 2005. IFSA estimates the total payments under this earnout over the three years to be approximately $100,000 - $250,000.

      Clayton Barlow, our former Chief Executive Officer and Director, was issued 175,000 shares of our common stock in accordance with our stock incentive plan in 2005. Mr. Barlow holds a total of 186,228 shares of our common stock.

      Chene Gardner, our former Chief Financial Officer and Director, was issued 600,000 shares of our common stock in accordance with our stock incentive plan in 2005. Mr. Gardner holds a total of 761,089 shares of our common stock.

      Kenneth Denos, our former Director, was issued 650,000 shares of our common stock in accordance with our stock incentive plan in 2005. Mr. Denos holds a total of 658,893 shares of our common stock.

ITEM 13. EXHIBITS
Exhibits:


Exhibit
Number      Description of Exhibit

3.1 Registrant's Certificate of Incorporation (incorporated by reference to the exhibits to Registrants Form 10-SB filed on September 15,
            2004).

3.2 Certificate of Ownership of Synerteck Incroporated and IFSA Strongman, Inc. (incorporated by reference to the exhibits to Registrants Form 8-K filed on December 28, 2005).

3.3 Registrant's By-Laws (incorporated by reference to the exhibits to Registrants Form 10-SB filed on September 15, 2004).

10.1 Share Exchange Agreement by and among Synerteck Incorporated, and IFSA Strongman Ltd. and the shareholders of IFSA Strongman Ltd. (incorporated by reference to the exhibits to Registrants Form 8-K filed on December 15, 2005).

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $37,655, and $6,685, respectively.

Audit Related Fees. We incurred fees to auditors of $0 and $0, respectively, for audit related fees during the fiscal years ended December 31, 2005 and 2004.

Tax Fees. We incurred fees to auditors of $0 and $0, respectively, for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2005 and 2004.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IFSA STRONGMAN, INC.

                       By: /s/  Jussi Laurimaa
                           --------------------------
                           Jussi Laurimaa
                           Chief Executive Officer (Principal Executive Officer)

                       By: /s/ Jaime Alvarez
                           --------------------------
                           Jaime Alvarez
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                            TITLE                                    DATE
---------------------------      ---------------------------------------         ------------------
/s/ Stephen Townley
---------------------------      Chairman of the Board                           February 17, 2006
Stephen Townley

/s/ Jussi Laurimaa
---------------------------      Chief Executive Officer and Director            February 17, 2006
Jussi Laurimaa

/s/ Christian Fennell
---------------------------      Chief Operating Officer, President and          February 17, 2006
Christian Fennell                Director

/s/ Jaime Alvarez
---------------------------      Chief Financial Officer and Director            February 17, 2006
Jaime Alvarez

/s/ Douglas Edmunds
---------------------------      Chairman of the World Governing Body's          February 17, 2006
Douglas Edmunds                  Congress and Director