Form 10QSB
period 2006-03-31
IFSA Strongman, Inc.
filed 2006-05-15
CIK 1289630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                        Commission File Number: 000-50754

                              IFSA STRONGMAN, INC.
                              --------------------
                 (Name of small business issuer in its charter)

---------------------------------------  ---------------------------------------
          Delaware                                   20-0929024
---------------------------------------  ---------------------------------------
 State or other jurisdiction of            I.R.S. Employer Identification Number
incorporation or  organization
---------------------------------------  ---------------------------------------

                              28-32 Wellington Road
                         London, NW8 9SP, United Kingdom
                     (Address of principal executive office)

                   Issuer's telephone number: +44 20 7060 4372
                                              ----------------
                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2006 - 29,146,994 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


Transitional Small Business Disclosure Format (check one): Yes[_] No [X]

                              IFSA STRONGMAN, INC.
                                      Index

                                                                         Page
                                                                        Number
                                                                        ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of March 31, 2006 (unaudited)                  2

           Statements of Operations (unaudited)                            3

           Statements of Cash Flows (unaudited)                            4

           Notes to Financial Statements (unaudited)                       5

Item 2.    Management's Discussion and Analysis or Plan of Operations      6

Item 3.    Controls and Procedures                                         7

PART II.   OTHER INFORMATION                                               8

Item 1.    Legal Proceedings                                               8

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     8

Item 3.    Defaults Upon Senior Securities                                 8

Item 4.    Submission of Matters to a Vote of Security Holders             8

Item 5.    Other Information                                               8

Item 6.    Exhibits                                                        8

SIGNATURES                                                                 9

                              IFSA STRONGMAN, INC.
                        (formerly Synerteck Incorporated)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                             March 31,      December 31,
                                                               2006            2005
                                                            -----------    -------------
                                                            (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                              $   484,183    $     369,664
     Accounts receivable, net                                    36,306           26,354
     Other current assets                                         4,318           51,944
                                                            -----------    -------------
         Total Current Assets                                   524,807          447,962
                                                            -----------    -------------

PROPERTY AND EQUIPMENT - NET                                     87,886           90,152
                                                            -----------    -------------

GOODWILL                                                      1,325,610        1,325,610
                                                            -----------    -------------

         TOTAL ASSETS                                       $ 1,938,304    $   1,863,724
                                                            ===========    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

     Accounts payable and accrued expenses                  $   253,320    $     377,471
     Notes payable                                              450,000               --
                                                            -----------    -------------

         Total Current Liabilities                              703,320          377,471
                                                            -----------    -------------

STOCKHOLDERS' EQUITY

     Preferred stock, $0.001 par value; 10,000,000 shares
      authorized, 50,000 issued and outstanding                      50               50
     Common stock, $0.001 par value; 100,000,000 shares
      authorized, 29,146,994 and 28,896,994 issued
     and outstanding, respectively                               29,147           28,897
     Additional paid-in capital                               2,781,762        2,682,012
     Accumulated deficit                                     (1,767,695)      (1,405,601)
     Foreign currency translation adjustment                    191,719          180,895
                                                            -----------    -------------

         Total Stockholders' Equity                           1,234,983        1,486,253
                                                            -----------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 1,938,304    $   1,863,724
                                                            ===========    =============

                              IFSA STRONGMAN, INC.
                        (formerly Synerteck Incorporated)
                            Statements of Operations
                                   (Unaudited)

                                                     For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2006           2005
                                                   ------------    ------------
SALES                                              $     32,243    $    317,847

COST OF SALES                                            16,394         251,116
                                                   ------------    ------------

GROSS MARGIN                                             15,849          66,731
                                                   ------------    ------------

OPERATING EXPENSES

     Salaries and benefits                              130,708         345,404
     Selling, general and administrative                 78,563         109,179
     Professional fees                                  167,684          55,198
                                                   ------------    ------------

         Total Operating Expenses                       376,956         509,781
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (361,106)       (443,050)
                                                   ------------    ------------

OTHER INCOME (EXPENSES)

     Interest income                                        112              --
     Gain (loss) on foreign currency
       transactions                                      (1,100)          1,366
     Interest expense                                        --             (40)
                                                   ------------    ------------

         Total Other Income (Expenses)                     (988)          1,326
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                               (362,094)       (441,723)

INCOME TAX EXPENSE                                           --              --
                                                   ------------    ------------

NET LOSS                                           $   (362,094)   $   (441,723)
                                                   ============    ============

BASIC AND DILUTED:
     Net loss per common share                     $      (0.01)   $      (0.04)
                                                   ============    ============

     Weighted average shares outstanding             28,990,786      10,886,625
                                                   ============    ============

OTHER COMPREHENSIVE INCOME

NET LOSS                                           $   (362,094)   $   (441,723)

     Foreign currency translation adjustment            (10,824)        (23,378)
                                                   ------------    ------------

COMPREHENSIVE LOSS                                 $   (372,919)   $   (465,101)
                                                   ============    ============

                             IFSA STRONGMAN LIMITED
                            Statements of Cash Flows
                                   (Unaudited)

                                                   For the Three Months Ended
                                                          March 31,
                                                     ----------------------
                                                       2006          2005
                                                     ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $(362,094)   $(441,723)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation expense                                5,840          530
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable         (9,952)      67,708
     Increase in due from related parties                   --       54,837
     (Increase) decrease in other assets                47,625      (12,570)
     Increase (decrease) in accounts payable and
       accrued expenses                               (124,150)     325,239
                                                     ---------    ---------

         Net Cash Used in Operating Activities        (442,731)      (5,979)
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                (3,574)      (5,302)
                                                     ---------    ---------

         Net Cash Used by Investing Activities          (3,574)      (5,302)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of notes payable           450,000
     Proceeds from issuance of stock                   100,000           --
                                                     ---------    ---------

         Net Cash Provided by Financing Activities   $ 550,000    $      --
                                                     ---------    ---------

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT       10,824       23,378

NET INCREASE IN CASH AND CASH EQUIVALENTS            $ 114,519    $  12,097

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         369,664      337,852
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 484,183    $ 349,949
                                                     =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash Payments For:

         Interest                                    $      --    $      --
         Income taxes                                $      --    $      --

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2006. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

NOTE 2 - FINANCING ACTIVITIES

      During the quarter ended March 31, 2006, the Company issued 250,000 shares of common stock for $100,000 cash.

      During the quarter ended March 31, 2006, the Company issued convertible notes payable for $450,000 cash. The note matures in six months and carries 16% annual interest.

NOTE 3 - GOING CONCERN CONSIDERATIONS

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

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Results of Operations

      Following is management's discussion of the relevant items affecting results of operations for the quarters ended March 31, 2006 and 2005. These results are in no way indicative of expected future operations.

      Revenues. The Company generated net revenues of $32,243 during the three months ended March 31, 2006, which represents a 90% decrease compared to $317,847 in net revenues during the first quarter of 2005. This decrease was mainly due to not organizing the Arnold's Classic event in 2006 which had been a losing effort in the past. The Classic alone constituted over $220,000 in revenue during the first quarter of 2005.

      Cost of Sales. Cost of sales for the three months ended March 31, 2006 were $16.394, a 93% decrease from $251,116 during the first quarter of 2005. This decrease corresponds with the decrease in revenues for the same period. As discussed above, the Arnold's Classic event was not held in 2006 and the cost of sales for this event was over $220,000 in 2005.

      Salaries and Benefits. Salaries and benefits expense for the three months ended March 31, 2006 were $130,708, a 62% decrease compared to $345,404 for the first quarter of 2005. This decrease was primarily due to renegotiation of contracts with the top athletes. In 2005, fixed payments to athletes amounted to approximately $68,000 per month. In 2006, payments to athletes are fully dependent on performance and are included in cost of sales.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2006 were $78,563, a 28% decrease compared to $109,179 during the first quarter of 2005. This decrease was primarily due to a meeting of the top athletes in London in 2005 as well as extra administrative and travel costs associated with the Arnold's Classic. Both of these events contributed to the higher expenses in 2005 but the expenses were not incurred in 2006. The Company endeavors to cut or optimize any unnecessary costs associated with contract labor, and rent and occupancy-related expenses. However, as the business grows, these expenses will increase.

      Professional Fees. Professional fees for the three months ended March 31, 2006 were $167,684, a 204% increase compared to $55,198 during the first quarter of 2005. This increase is the result of accounting and legal fees associated with the audit of the financial statements and filings with the Securities and Exchange Commission. Furthermore, the combination of Synerteck and IFSA required increased professional services in accounting, legal and outside consultants.

      Other Income (Expense). The Company incurred net other expenses of $988 for the three months ended March 31, 2006 compared to net other income of $1,326 during the first quarter of 2005. The change is mainly the result of gains and losses on foreign currency transactions.

Liquidity and Capital Resources

      As of March 31, 2006, the Company's primary source of liquidity consisted of $484,183 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

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

Item 3. Controls and Procedures

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

      On March 21, 2006, the Company issued a convertible loan note ("the Note") to Pacemaker Fund, LLC, for the principle amount of $500,000. The Note matures in six months, and carries sixteen percent annual interest. The Note converts into equity in all circumstances where the Company is unable to redeem it in cash at an expected price of $0.40 or more per share. As part of the transaction that resulted in the issuance of the Note, the Company also issued options to Pacemaker Fund, LLC to acquire 50,000 newly issued shares in the Company at any time during the five years following the date of the Note for a price of $0.40 per share.

Item 6. Exhibits

Exhibit    Description of Exhibit
Number

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

10.2 $500,000 Convertible Loan Note, dated March 21, 2006, issued to Pacemaker Fund, LLC 31.1 Certification of Principal Executive Officer pursuant to Rule 3a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        IFSA STRONGMAN, INC.

                        By:      /s/  Jussi Laurimaa
                                 --------------------------------------------
                                 Jussi Laurimaa
                                 Chief Executive Officer (Principal Executive
                                 Officer)
                        By:      /s/ Jaime Alvarez
                                 --------------------------------------------
                                 Jaime Alvarez
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)