Form 10QSB
period 2006-06-30
IFSA Strongman, Inc.
filed 2006-08-14
CIK 1289630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                        Commission File Number: 000-50754

                              IFSA STRONGMAN, INC.
                 (Name of small business issuer in its charter)

--------------------------------------------------------------------------------
          Delaware                                       20-0929024
--------------------------------------------------------------------------------
State or other jurisdiction of             I.R.S. Employer Identification Number
incorporation or organization
--------------------------------------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10th, 2006 - 29,279,742 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                              IFSA STRONGMAN, INC.
                                      Index

                                                                          Page
                                                                         Number
                                                                         ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of June 30, 2006 (unaudited)                    2

           Statements of Operations (unaudited)                             3

           Statements of Cash Flows (unaudited)                             4

           Notes to Financial Statements (unaudited)                        5

Item 2.    Management's Discussion and Analysis or Plan of Operations

Item 3.    Controls and Procedures

PART II.   OTHER INFORMATION                                                8

Item 1.    Legal Proceedings                                                8

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      8

Item 3.    Defaults Upon Senior Securities                                  8

Item 4.    Submission of Matters to a Vote of Security Holders              8

Item 5.    Other Information                                                8

Item 6.    Exhibits                                                         8

SIGNATURES                                                                  9

                              IFSA STRONGMAN, INC.
                        (formerly Synerteck Incorporated)
                                 Balance Sheets

                                            ASSETS
                                                                June 30,         December 31,
                                                                  2006              2005
                                                               -----------       ------------
                                                               (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                                 $   158,410       $   369,664
     Accounts receivable, net                                       85,671            26,354
     Other current assets                                           20,359            51,944
                                                               -----------       -----------
         Total Current Assets                                      264,440           447,962
                                                               -----------       -----------

PROPERTY AND EQUIPMENT - NET                                        98,737            90,152
                                                               -----------       -----------

GOODWILL                                                         1,325,610         1,325,610
                                                               -----------       -----------

         TOTAL ASSETS                                          $ 1,688,787       $ 1,863,724
                                                               ===========       ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses                     $   230,018       $   377,471
     Notes payable                                                 450,000                --
                                                               -----------       -----------

         Total Current Liabilities                                 680,018           377,471
                                                               -----------       -----------

STOCKHOLDERS' EQUITY

     Preferred stock, $0.001 par value; 10,000,000 shares
      authorized, 50,000 issued and outstanding                         50                50
     Common stock, $0.001 par value; 100,000,000 shares
      authorized, 29,279,742 and 28,896,994 issued
     and outstanding, respectively                                  29,280            28,897
     Additional paid-in capital                                  2,834,129         2,682,012
     Accumulated deficit                                        (2,065,010)       (1,405,601)
     Foreign currency translation adjustment                       210,320           180,895
                                                               -----------       -----------

         Total Stockholders' Equity                              1,008,769         1,486,253
                                                               -----------       -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,688,787       $ 1,863,724
                                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                              IFSA STRONGMAN, INC.
                        (formerly Synerteck Incorporated)
                            Statements of Operations
                                   (Unaudited)

                                                          For the Three Months              For the Six Months
                                                             Ended June 30,                   Ended June 30,
                                                     -----------------------------     -----------------------------
                                                         2006             2005             2006             2005
                                                     ------------     ------------     ------------     ------------
SALES                                                $    150,936     $    331,388     $    183,179     $    649,235

COST OF SALES                                              84,340          288,478          100,734          539,594
                                                     ------------     ------------     ------------     ------------

GROSS MARGIN                                               66,596           42,910           82,445          109,641
                                                     ------------     ------------     ------------     ------------

OPERATING EXPENSES

     Salaries and benefits                                188,728          358,908          319,437          704,312
     Selling, general and administrative                   48,059          235,213          126,622          344,392
     Professional fees                                    117,172           72,702          284,856          127,900
                                                     ------------     ------------     ------------     ------------

         Total Operating Expenses                         353,959          666,823          730,914        1,176,603
                                                     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                     (287,363)        (623,913)        (648,469)      (1,066,962)
                                                     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES)

     Interest income                                          798               --              910               --
     Gain (loss) on foreign currency transactions             939            5,418             (161)           6,784
     Interest expense                                     (11,689)          (1,604)         (11,689)          (1,644)
                                                     ------------     ------------     ------------     ------------

         Total Other Income (Expenses)                     (9,952)           3,814          (10,940)           5,140
                                                     ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                                 (297,315)        (620,099)        (659,409)      (1,061,822)

INCOME TAX EXPENSE                                             --               --               --               --
                                                     ------------     ------------     ------------     ------------

NET LOSS                                             $   (297,315)    $   (620,099)    $   (659,409)    $ (1,061,822)
                                                     ============     ============     ============     ============

BASIC AND DILUTED:
     Net loss per common share                       $      (0.01)    $      (0.06)    $      (0.02)    $      (0.10)
                                                     ============     ============     ============     ============

     Weighted average shares outstanding               29,157,319       11,222,267       29,027,156       11,054,446
                                                     ============     ============     ============     ============

OTHER COMPREHENSIVE INCOME

NET LOSS                                             $   (297,315)    $   (620,099)    $   (659,409)    $ (1,061,822)

     Foreign currency translation adjustment              210,320          (23,378)         (29,425)         (23,378)
                                                     ------------     ------------     ------------     ------------

COMPREHENSIVE LOSS                                   $    (86,995)    $   (643,477)    $   (688,834)    $ (1,085,200)
                                                     ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                             IFSA STRONGMAN LIMITED
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Six Months Ended
                                                                               June 30,
                                                                     ---------------------------
                                                                         2006            2005
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                             $  (659,409)    $(1,061,822)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation expense                                                  6,665           1,060
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                          (59,317)        201,455
     Decrease in due from related parties                                     --           4,975
     (Increase) decrease in other assets                                  31,584         (21,673)
     Increase (decrease) in accounts payable and accrued expenses        (94,951)        352,229
                                                                     -----------     -----------

         Net Cash Used in Operating Activities                          (775,428)       (523,776)
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                 (15,250)       (128,508)
                                                                     -----------     -----------

         Net Cash Used by Investing Activities                           (15,250)       (128,508)
                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of notes payable                             450,000              --
     Proceeds from issuance of stock                                     100,000         470,096
                                                                     -----------     -----------

         Net Cash Provided by Financing Activities                   $   550,000     $   470,096
                                                                     -----------     -----------

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                         29,425          23,378

NET DECREASE IN CASH AND CASH EQUIVALENTS                            $  (211,254)    $  (158,810)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           369,664         337,852
                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   158,410     $   179,042
                                                                     ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash Payments For:

         Interest                                                    $        --     $        --
         Income taxes                                                $        --     $        --

   The accompanying notes are an integral part of these financial statements.

                              IFSA STRONGMAN, INC.
                        Notes to the Financial Statements
                                  June 30, 2006

NOTE 1 -    BASIS OF FINANCIAL STATEMENT PRESENTATION

            The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2006. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

NOTE 2 -    FINANCING ACTIVITIES

            During the six months ended June 30, 2006, the Company issued 250,000 shares of common stock for $100,000 cash.

            During the six months ended June 30, 2006, the Company issued convertible notes payable for $450,000 cash. The note matures in six months and carries 16% annual interest.

NOTE 3 -    GOING CONCERN CONSIDERATIONS

            The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $2,000,000 from inception of the Company through June 30, 2006, has negative cash flows from operations, and has a limited operating history. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

Results of Operations

      Following is management's discussion of the relevant items affecting results of operations for the periods ended June 30, 2006 and 2005. These results are in no way indicative of expected future operations.

      Revenues. The Company generated net revenues of $150,936 during the three months ended June 30, 2006, which represents a 54% decrease compared to $331,388 in net revenues during the second quarter of 2005. For the six month period ended June 30, 2006, net revenues were $183,179, representing a 72% decrease compared to $649,235 in net revenues during the first six months of 2005. This was mainly due to this year policy of refraining to organize non-strategic loss-making events such as the Arnold's Classic. An increase in activity is expected in the second half as the World Championships and other strategic events take place.

      Cost of Sales. Cost of sales for the three months ended June 30, 2006 were $84,340, representing a 71% decrease from $288,478 during the second quarter of 2005. For the six month period ended June 30, 2006, cost of sales was $100,734, representing a 81% decrease from $539,594 during the first six months of 2005. This decrease corresponds with the decrease in revenues for the same period. The change is mainly due to the decrease on loss-making activities described above.

      Salaries and Benefits. Salaries and benefits expense for the three months ended June 30, 2006 were $188,728, representing a 47% decrease compared to $358,908 for the second quarter of 2005. For the six month period ended June 30, 2006, salaries and benefits were $319,437, representing a 55% decrease from $704,312 during the first six months of 2005. In 2005, fixed payments to athletes amounted to approximately $68,000 per month. In 2006, payments to athletes are fully dependent on performance and are included in cost of sales.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 were $48,059, representing a 80% decrease compared to $235,213 during the second quarter of 2005. For the six month period ended June 30, 2006, selling, general and administrative expenses were $126,622, representing a 63% decrease from $344,392 during the first six months of 2005. This decrease was primarily due to the efforts of the Company to cut or optimize any unnecessary costs associated with contract labor, and rent and occupancy-related expenses. However, as the business grows, these expenses will increase.

      Professional Fees. Professional fees for the three months ended June 30, 2006 were $117,172, representing a 61% increase compared to $72,702 during the second quarter of 2005. For the six month period ended June 30, 2006, professional fees were $284,856, representing a 123% increase from $127,900 during the first six months of 2005. This increase is the result of legal, accounting and audit fees associated with the filings required by the Securities and Exchange Commission.

      Other Income (Expense). The Company incurred net other expenses of $10,940 for the six months ended June 30, 2006 compared to net other income of $5,140 during the first six months of 2005. The change is mainly the result of interest expense on notes payable which were issued during the first quarter of 2006.

Liquidity and Capital Resources

      As of June 30, 2006, the Company's primary source of liquidity consisted of $158,410 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

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

None.

Item 6. Exhibits

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

10.2 $500,000 Convertible Loan Note, dated March 21, 2006, issued to Pacemaker Fund, LLC (incorporated by reference to the exhibits to Registrants Form 10-QSB filed on May 15, 2005).

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

                                        IFSA STRONGMAN, INC.

                                        By: /s/ Jussi Laurimaa



                                                Jussi Laurimaa
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                        By:


                                        /s/ Jaime Alvarez
                                        ----------------------------------------
                                                Jaime Alvarez
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)