Form 10QSB
period 2006-09-30
IFSA Strongman, Inc.
filed 2006-11-14
CIK 1289630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 3, 2006 - 37,676,952 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                              IFSA STRONGMAN, INC.
                                      Index

                                                                          Page
                                                                         Number
                                                                         ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets (unaudited)                          2

           Consolidated Statements of Operations (unaudited)                3

           Consolidated Statements of Cash Flows (unaudited)                4
           Notes to the Consolidated Financial Statements (unaudited)       5

Item 2.    Management's Discussion and Analysis or Plan of Operations       7

Item 3.    Controls and Procedures                                          8

PART II.   OTHER INFORMATION                                                9

Item 1.    Legal Proceedings                                                9

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      9

Item 3.    Defaults Upon Senior Securities                                  9

Item 4.    Submission of Matters to a Vote of Security Holders              9

Item 5.    Other Information                                                9

Item 6.    Exhibits                                                         9

SIGNATURES                                                                  10

                              IFSA STRONGMAN, INC.
                        (formerly Synerteck Incorporated)
                           Consolidated Balance Sheets

                                        ASSETS
                                        ------
                                                              September 30,      December 31,
                                                                  2006               2005
                                                              -------------      ------------
                                                               (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                                 $    60,388       $   369,664
     Accounts receivable, net                                       82,186            26,354
     Other current assets                                            8,733            51,944
                                                               -----------       -----------
         Total Current Assets                                      151,307           447,962
                                                               -----------       -----------

PROPERTY AND EQUIPMENT - NET                                        85,022            90,152
                                                               -----------       -----------

GOODWILL                                                         1,325,610         1,325,610
                                                               -----------       -----------

         TOTAL ASSETS                                          $ 1,561,939       $ 1,863,724
                                                               ===========       ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES

     Accounts payable and accrued expenses                     $   213,731       $   377,471
     Notes payable - related parties                               103,000                --
     Notes payable                                                 450,000                --
                                                               -----------       -----------

         Total Current Liabilities                                 766,731           377,471
                                                               -----------       -----------

STOCKHOLDERS' EQUITY

     Preferred stock, $0.001 par value; 10,000,000 shares
      authorized, 50,000 issued and outstanding                         50                50
     Common stock, $0.001 par value; 100,000,000 shares
      authorized, 29,279,742 and 28,896,994 issued
     and outstanding, respectively                                  29,280            28,897
     Additional paid-in capital                                  2,834,129         2,682,012
     Accumulated deficit                                        (2,285,643)       (1,405,601)
     Foreign currency translation adjustment                       217,392           180,895
                                                               -----------       -----------

         Total Stockholders' Equity                                795,208         1,486,253
                                                               -----------       -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,561,939       $ 1,863,724
                                                               ===========       ===========

                              IFSA STRONGMAN, INC.
                        (formerly Synerteck Incorporated)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the Three Months                 For the Nine Months
                                                       Ended September 30,                 Ended September 30,
                                                 ------------------------------      ------------------------------
                                                     2006              2005              2006              2005
                                                 ------------      ------------      ------------      ------------
SALES                                            $     43,265      $    469,442      $    226,444      $  1,118,677

COST OF SALES                                          24,573           659,899           125,307         1,199,493
                                                 ------------      ------------      ------------      ------------

GROSS MARGIN                                           18,692          (190,457)          101,137           (80,816)
                                                 ------------      ------------      ------------      ------------

OPERATING EXPENSES

     Salaries and benefits                             87,306           255,424           406,743           608,590
     Selling, general and administrative               54,851           387,085           181,473           931,477
     Professional fees                                 78,927           122,801           363,783           401,846
                                                 ------------      ------------      ------------      ------------

         Total Operating Expenses                     221,084           765,310           951,999         1,941,913
                                                 ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                 (202,392)         (955,767)         (850,862)       (2,022,729)
                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES)

     Interest income                                      835                --             1,745                --
     Loss on foreign currency transactions                (34)          (17,782)             (195)          (10,998)
     Interest expense                                 (19,042)           (1,470)          (30,731)           (3,114)
                                                 ------------      ------------      ------------      ------------

         Total Other Expenses                         (18,241)          (19,252)          (29,180)          (14,112)
                                                 ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                             (220,633)         (975,019)         (880,042)       (2,036,841)

INCOME TAX EXPENSE                                         --                --                --                --
                                                 ------------      ------------      ------------      ------------

NET LOSS                                         $   (220,633)     $   (975,019)     $   (880,042)     $ (2,036,841)
                                                 ============      ============      ============      ============

BASIC AND DILUTED:
     Net loss per common share                   $      (0.01)     $      (0.07)     $      (0.03)     $      (0.15)
                                                 ============      ============      ============      ============

     Weighted average shares outstanding           29,279,742        14,868,436        29,171,701        13,556,459
                                                 ============      ============      ============      ============

OTHER COMPREHENSIVE INCOME

NET LOSS                                         $   (220,633)     $   (975,019)     $   (880,042)     $ (2,036,841)

     Foreign currency translation adjustment          (14,222)          (97,371)          (36,497)         (120,749)
                                                 ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                               $   (234,855)     $ (1,072,390)     $   (916,539)     $ (2,157,590)
                                                 ============      ============      ============      ============

                             IFSA STRONGMAN LIMITED
                        (formerly Synerteck Incorporated)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                      ----------------------------
                                                                         2006             2005
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                              $  (880,042)     $(2,036,841)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation expense                                                  14,854            9,787
     Common stock issued for services                                          --          658,065
     Excess of valued of stock issued over services received                   --       (1,633,376)
Changes in operating assets and liabilities:
     Increase in accounts receivable                                      (55,832)            (465)
     Decrease in due from related parties                                      --          152,012
     (Increase) decrease in other assets                                   43,210          (81,076)
     Increase (decrease) in accounts payable and accrued expenses        (111,239)         446,753
                                                                      -----------      -----------

         Net Cash Used in Operating Activities                           (989,049)      (2,485,141)
                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                   (9,724)        (130,188)
                                                                      -----------      -----------

         Net Cash Used by Investing Activities                             (9,724)        (130,188)
                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from stock subscriptions receivable                              --          659,128
     Proceeds from issuance of notes payable - related parties            103,000               --
     Proceeds from issuance of notes payable                              450,000               --
     Proceeds from issuance of stock                                      100,000        1,821,698
                                                                      -----------      -----------

         Net Cash Provided by Financing Activities                    $   653,000      $ 2,480,826
                                                                      -----------      -----------

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                          36,497         (147,152)

NET DECREASE IN CASH AND CASH EQUIVALENTS                             $  (309,276)     $  (281,655)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            369,664          337,852
                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    60,388      $    56,197
                                                                      ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash Payments For:

         Interest                                                     $        --      $        --
         Income taxes                                                 $        --      $        --

     Non-Cash Investing and Financing Activities

         Common stock issued for services                             $        --      $   658,065
         Common stock issued for debt                                 $    52,500      $        --

                              IFSA STRONGMAN, INC.
                        Notes to the Financial Statements
                               September 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

            The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.
            Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2006. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

NOTE 2 - FINANCING ACTIVITIES

            During the nine months ended September 30, 2006, the Company issued 250,000 shares of common stock for $100,000 cash.

            During the nine months ended September 30, 2006, the Company issued 132,748 shares of commons stock in exchange for debt of $52,500.

            During the nine months ended September 30, 2006, the Company issued convertible notes payable for $553,000 cash. A $450,000 note matures in six months and carries 16% annual interest. Notes for $103,000 mature in one year and carry 16% annual interest.

NOTE 3 - GOING CONCERN CONSIDERATIONS

            The  accompanying   consolidated   financial  statements  have  been
            prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $2,285,000 from inception of the Company through September 30, 2006, has negative cash flows from operations, and has a limited operating history. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

Results of Operations

      Following is management's discussion of the relevant items affecting results of operations for the quarters ended September 30, 2006 and 2005. These results are in no way indicative of expected future operations.

      Revenues. The Company generated net revenues of $43,265 during the three months ended September 30, 2006, which represents a 91% decrease compared to $469,442 in net revenues during the third quarter of 2005. For the nine month period ended September 30, 2006, net revenues were $226,444, representing a 80% decrease compared to $1,118,677 in net revenues during the first nine months of 2005. This was mainly due to this year's policy of refraining from organizing non-strategic loss-making events such as the Arnold's Classic. An increase in activity is expected as the World Championships and other strategic events take place.

      Cost of Sales. Cost of sales for the three months ended September 30, 2006 were $24,573, representing a 96% decrease from $659,899 during the third quarter of 2005. For the nine month period ended September 30, 2006, cost of sales was $125,307, representing a 90% decrease from $1,199,493 during the first nine months of 2005. This decrease corresponds with the decrease in revenues for the same period. The change is mainly due to the decrease in loss-making activities described above.

      Salaries and Benefits. Salaries and benefits expense for the three months ended September 30, 2006 were $87,306, representing a 66% decrease compared to $255,424 for the third quarter of 2005. For the nine month period ended September 30, 2006, salaries and benefits were $406,743, representing a 33% decrease from $608,590 during the first nine months of 2005. In 2005, fixed payments to athletes amounted to approximately $68,000 per month. In 2006, payments to athletes are fully dependent on performance and are included in cost of sales.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 were $54,851, representing a 86% decrease compared to $387,085 during the third quarter of 2005. For the nine month period ended September 30, 2006, selling, general and administrative expenses were $181,473, representing a 81% decrease from $931,477 during the first nine months of 2005. This decrease was primarily due to the write off of $446,388 during 2005. Also, the Company has made efforts to cut or optimize any unnecessary costs associated with contract labor, and rent and occupancy-related expenses. However, as the business grows, these expenses will increase.

      Professional Fees. Professional fees for the three months ended September 30, 2006 were $78,927, representing a 36% decrease compared to $122,801 during the third quarter of 2005. For the nine month period ended September 30, 2006, professional fees were $363,783, representing a 9% decrease from $401,846 during the first nine months of 2005. This decrease is the result of decreased dependence on professional consultants. Professional fees mainly consist of legal, accounting and audit fees associated with the filings required by the Securities and Exchange Commission.

      Other Income (Expense). The Company incurred net other expenses of $18,241 for the three months ended September 30, 2006 compared to net other expenses of $19,252 during the third quarter of 2005. For the nine months ended September 30, 2006, the Company incurred net other expenses of $29,180 compared to net other expenses of $14,112 during the first nine months of 2005. During 2005 the Company had a loss on foreign currency transactions of $10,998 compared to $195 during 2006. However, interest expense increased from $3,114 during 2005 to $30,731 during 2006. The change is mainly the result of interest expense on notes payable which were issued during the first half of 2006.

Liquidity and Capital Resources

      As of September 30, 2006, the Company's primary source of liquidity consisted of $60,388 in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

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

                                        IFSA STRONGMAN, INC.

                                        By: /s/ Jussi Laurimaa
                                            ----------------------
                                            Jussi Laurimaa
                                            Chief Executive Officer (Principal
                                            Executive Officer)
                                        By: /s/ Jaime Alvarez
                                            ----------------------
                                            Jaime Alvarez
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)